Form 10KSB
period 2000-12-31
REINK CORP
filed 2001-04-17
CIK 1103544

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                          COMMISSION FILE NO.: 0-31040

                                   REINK CORP.
                                  ------------
                 (Name of Small Business Issuer in its Charter)

            DELAWARE                                       65-0602729
          --------------                              ----------------
       (State or other jurisdiction                     (IRS Employer
        of incorporation or organization)            Identification No.)

               2550 HADDONFIELD ROAD, PENNSAUKEN, NEW JERSEY 08110
               ---------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (856) 488-9599
                              --------------------
                           (Issuer's telephone number)


      (Former Name, Former Address and Formal Fiscal Year, if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
Title of Each Class                         on which registered

               Securities registered pursuant to 12(g) of the Act:

Common Stock, $.001 Par value                                Pink Sheets LLC

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 DAYS. YES X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB. (X)

State issuer's revenues for its most recent fiscal year: $7,398,953__

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing sales price for the common stock of $1.00 per share as reported in the Pink Sheets LLC on March 30, 2001, was approximately $20,507,857. The shares of Common Stock held by each officer and director and by each person known to the Company to own 5% or more of the outstanding Common Stock have been excluded and such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 30, 2001, there were 20,507,851 shares of the Registrant's Common Stock issued and outstanding after giving effect to a three-for-two forward stock split effective September 28, 2000.

                                   REINK CORP.



                                TABLE OF CONTENTS

                                                          PAGE

PART I

Item 1.  Business..........................................3

Item 2.  Properties.......................................13

Item 3.  Legal Proceedings................................14

Item 4.  Submission of Matters to a

           Vote of Security Holders.......................14

PART II

Item 5.  Market for Company's Common Equity
           And Related Stockholder Matters................14

Item 6.  Management's Discussion and

           Analysis or Plan of Operations.................16

Item 7.  Financial Statements and Supplementary Data......18

Item 8.  Change in and Disagreements
           with Accountants on Accounting

           and Financial Disclosure.......................18

PART III

Item 9.  Directors, Executive Officers, Promoters
           and Control Persons; Compliance with
           Section 16(a) of the Exchange Act..............18

Item 10. Executive Compensation...........................20

Item 11. Security Ownership of Certain

           Beneficial Owners and Management...............21

Item 12. Certain Relationships and Related Transactions...22

Item 13. Exhibits, Financial Statement

           Schedules and Reports on Form 8-K..............24

SIGNATURES

                                     PART I

                           FORWARD LOOKING STATEMENTS


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward- looking statements. The forward-looking statements contained in this Form 10-KSB are subject to certain assumptions, risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will depend on business, financial, and other factors beyond the Company's control, including, among others, prevailing changes in consumer preferences, access to sufficient quantities of raw materials, availability of trained labor and changes in industry regulation. There can be no assurance that the Company will continue to be successful in implementing its business strategy. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Words used in this Form 10-KSB, such as "expects", "believes", "estimates", and "anticipates" and variations of such words and similar expressions are intended to identify such forward-looking statements.

On September 18, 2000, the Company's Board of Directors approved a 3-for-2 stock split for shareholders of record on September 28, 2000. All references to shares in this Report have been adjusted to reflect such stock split.


ITEM 1.  BUSINESS

CORPORATE HISTORY

         Reink Corp. ("Reink" or the "Company") is an established manufacturer and marketer of environmentally conscious quality aftermarket ink products for the imaging consumables market. (See: Environmental Compatibility of Products.) Products include ink jet and remanufactured laser toner cartridges, inkjet refill kits, remanufactured inkjet cartridges, thermal printer film, impact printer ribbons, bulk ink and a wide range of speciality inks for industrial printer applications. The Company generated sales of approximately $7,500,000 in 1999 and $7,400,000 in 2000. The Company currently employees 85 full time employees, 65 of whom are located in the Company's main facility located in Pennsauken, New Jersey and 20 of whom are located in Cookeville, Tennessee.

     The Company has three (3) wholly-owned subsidiaries. Reink Imaging USA, Ltd. is headquartered in Pennsauken, New Jersey where the Company maintains its principal administrative offices, and manufactures impact printer ribbons, remanufactured toner cartridges, and injet refill kits . Reink Imaging USA, Ltd. also operates a facility in Cookeville, Tennessee that remanufactures inkjet cartridges, produces bulk ink, and conducts research and development. Brittany L.L.C. is a limited liability company located in Pennsauken, New Jersey, which owns the real property upon which the Reink Imaging USA, Ltd. operations are conducted. Reink Canada Corp. is a Canadian corporation with no active operations formed to handle future sales in Canada.

     Reink was incorporated in Delaware on March 6, 1999 and as discussed below, acquired on April 9,1999, the stock of Renewable Resources, Inc.("Renewable"). On May 19, 1999, Reink was acquired by Newmarket Strategic Development Corp. ("Newmarket"), a shell corporation for 11,850,000 shares of Newmarket stock pursuant to a Plan of Merger between Reink and Newmarket. Newmarket then changed its name to Reink Corp. On September 30, 1999, Reink, through a wholly owned subsidiary Reink Imaging USA, Ltd("Reink Imaging") purchased all of the assets and assumed all of the liabilities of Assembly Services Unlimited, Inc. ("Assembly") and 100% of the membership interest of Brittany L.L.C. ("Brittany" ), the entity owning the real property upon which Assembly conducted its operations.

     On June 30, 2000, the Company sold 100% of the stock of Renewable back to its former founder. The Company retained certain assets of Renewable including cash, inventory, and its principal operating assets which the Company had collateralized under a security agreement. The Company also agreed to supply certain ink products to Renewable at an agreed upon price.

THE INDUSTRY

     The market for aftermarket imaging supplies is in excess of $25 billion1. The Internet, combined with increased price sensitivity, new distribution channels such as print-on-demand kiosks, downloadable content, and portable display devices, has increased the overall requirement for printing.

     While the Internet has enhanced our ability to communicate electronically, it is far from paperless. Offices and homes with access to the Net will print more documents as users demand hard copies of information retrieved. According to PC Computing, consumers with an Internet connection and an ink jet printer will consume 64% more paper and ink than to those without an INTERNET CONNECTION2.

         Advances in technology continue to create new markets for printer technology. Digital cameras and photo-quality ink jet printers for example were not economically available to consumers five years ago. With color printers now capable of quickly producing crisp prints, the demand for color in business documents will grow. Advances in printer technology also gave rise to new industrial applications like vehicle graphics and product coding. In the United States alone, there are over 437,000 creative firms, brand marketing firms, design firms, advertising agencies, general marketing firms, and internal departments of many organizations that are high volume users of imaging consumables.

         As companies and offices focus on cost reduction, they turn to one of the largest cost components, that being imaging supplies. Where hardware was once the largest cost in running an office, decreased hardware pricing has shifted the focus to the large amount spent on consumables. Companies must look at alternatives that can provide savings on the largest category within office expense.

         The OEMs have developed a strong installed base by dropping prices on hardware to increase the usage of consumables, thereby creating an annuity known as the razor/razor blade concept. In doing this, OEMs such as Hewlett Packard earn a large percentage of their revenues and profits from imaging supplies. As a result, they have opened the door for companies such as Reink to provide cost effective alternatives. As consumers focus on cost and environmental issues there will be an increased awareness of the alternatives available to the OEM replacement cartridges.

         The picture is clear: the "fuel" that printers, copiers, and multi-function output devices require is ink, toner and impact ribbons. These products are fast becoming the mainstay of this dynamic, high volume, high margin, repeat business. Reink's strategic vision is to re-engineer the industry by providing the customer with a viable alternative in aftermarket imaging solutions that are cost effective and environmentally friendly.

--------
     1 Cart Magazine, March 2001, USA Desktop Inkjet Cartridges: OEM V. Aftermarket Update

     2   Source: PC Magazine, November 21, 2000; PC Computer, October 1999

PRODUCT LINES

         Reink is an established manufacturer and marketer of products for the imaging consumables market. Products include ink jet and toner cartridges, inkjet refill kits, remanufactured cartridges, thermal printer film, impact printer ribbons, bulk ink, and a wide range of specialty inks for industrial printer applications.

         INK JET REFILL KITS AND CARTRIDGES

         The Company is a leading manufacturer and distributor of Ink Jet Refill Kits and Ink Jet Cartridges for 99% of the industry's most popular printers. Retail office products and retail electronics companies selling into the aftermarket generate the majority of Reink's ink jet business. Reink centers its ink jet product strategy on providing multiple products under various brand names for customers seeking an alternative to current high priced printing costs.

         LASER TONER CARTRIDGES

         The Company re-manufacturers laser toner cartridges. An extensive manufacturing process ensures that all cartridges sold meet or exceed the original OEM's performance standard. The Company's research and development staff has enabled us to remanufacture a top quality product at a fraction of the cost. There is still substantial growth taking place in this market segment. Reink plans to aggressively develop market share by selling products through its existing customer network as well as developing new business.

         RIBBON

         Ribbon products still represent an important and profitable segment of the market place. The ribbons are primarily sold by the Company for use in cash registers and credit card machines. Although the size of the overall market is diminishing, ribbon products still represent a significant opportunity for the Company.

         BULK INK

         The Company manufactured approximately 660,000 pounds of bulk ink in 1999, and approximately 675,000 pounds in 2000.

         Applications Using Industrial Ink Jet Inks Include:

         o        Mailing Systems
         o        Unit Pack Printing Systems
         o        Packaging Systems

         o        Wide Format Printing (used in graphic arts/signage industries)
         o        Tag and Label Printing Systems

         Current Industrial Ink Products:

        o           Mailing  Systems  Based  On  Piezo3  and  Thermal  Printhead
                    Technology4
        o           OCR5,  Fast Dry and Color Inks
        o           Bulk Feed  Systems
        o           4 Print heads from one bulk ink  reservoir
        o           Color Inks including Fluorescence "Neon" colors
        o           ON TARGET TECHNOLOGIES (OTT)6
        o           Unit Pack and Carton Printing
        o           Modular Ink Technologies (Mit)7
        o           Trident Mailing Systems, Unit Pack and Carton Printing
        o           Valve Jet Inks: Carton Printing
        o           New Industrial Ink Products
        o           Ink for Digital Cameras-Photo Applications


ENVIRONMENTAL COMPATIBILITY OF PRODUCTS

--------
         3 A Piezo printhead uses a Piezo crystal. This is a shortened term for Piezoelectric Ceramic Crystal. This material has the ability to expand and contract with the application of electric current. This ability allows a Piezo to be the engine in a very small pump. Since it has no moving parts, the durability of the material is extremely good.

         4 Thermal Printhead. This term is also called Bubble Jet. It describes the technology of using a thermistor or small heater to instantaneously boil a water based ink to form a bubble. This bubble cause the ink to shoot from the printhead to the substrate. This is used by Canon, Hewlett Packard, Lexmark and other manufacturers. This is a less expensive method and can shoot anink drop at 1000 to 6000 times a second. A thermistor can burn out faster than a Piezo but the printheads usually have enough life to be re-inked 4 to 14 or more times. With this technology, the printhead and the ink reservoir are usually attached.

         5 This is an abbreviation for the term Optical Character Recognition. This designates when a printed character is of a particular style or specific printed intensity so that it can be read by a machine that usually has an optical scanner.

         6 This is the name for a company. It does not designate a technology. The company makes a particular style of Piezo printheads.

         7 This is the name for a particular style of ink jet printhead recently marketed by NuKote before selling it to a competitor called Xaar. This is a unique Piezo printhead that uses something called a "Shared Wall" type of print engine. This type of technology is just now becoming popular in the field.

         The Company manufactures  environmentally-conscious quality aftermarket
ink   products   for  the   imaging   consumables   market.   The   Company   is
environmentally-conscious in the following ways:

         o The Company's line of remanufactured ink jet and laser toner cartridges significantly reduces the rate of disposing cartridges to landfills, especially since cartridges can be reused as many as four (4) times. Therefore, on average, the potential exits to reduce the number of disposed cartridges by seventy percent (70%).

         o Over one-half of the Company's bulk ink products are used in the remanufacturing of ink ject cartridges made by other companies. This manufacturing process greatly contributes to the reduction of the quantity of cartridges that would otherwise be disposed of in landfills.

         o The Company's cartridge refill kits are designed to recycle all ink jet cartridge types from 1 to 6 times resulting in an overall reduction of cartridge waste.

         o        The Company is implementing an Environmental Management System
                  (EMS) with the  goal  of  attaining   a  Green   Level   (TP3)
                  certification.

TRADEMARKS

         Reink is a registered trademark owned by the Company and recognized throughout the industry. The Company's formulas are closely guarded as trade secrets.

SALES, MARKETING AND DISTRIBUTION

         SALES AND MARKETING

     From the origins of Renewable Resources, sales have grown from $120,000 in 1993 to approximately $7,400,000 in 2000. The overall strategy of the Company is to focus on core strengths and identify the product demands of the imaging supplies market. The Company's goal is to produce high quality ink which can be sold within a wide number of formats thus minimizing the Company's reliance on any one segment, channel or customer. Our strategy will focus on the following channels:

         o           Distributors to the Retail channel
         o           Industrial market
         o           Government  and Corporate  channels
         o           End Consumers - eBusiness
         o           Wide Format and related markets.

         DISTRIBUTORS TO THE RETAIL CHANNEL

         The Company will leverage existing retail strategic relationships which certain key distributors have established in order to increase sales into the retail segment. This strategy will allow the Company to focus on the product as opposed to dealing with the packaging and programs necessary to maintain the retail relationship. The Company produces products which will be sold under different names or brands which will eliminate the need for marketing or other programs. This strategy has been successfully implemented in other product categories such as soft drinks (Cott Corporation, NASDAQ:COTT) and throughout the retail industry.

     The Company, through its wholly-owned subsidiary, Reink Imaging USA, Ltd., entered into a contract in February 2001 with Reusable Technologies, Inc. which is expected to generate , pursuant to the terms of the contract, minimum revenues of $5 million in the first year and $7 million in the second year. The Company has shipped in excess of $1,300,000 in orders to this customer through March 31, 2001.

         INDUSTRIAL MARKET

     The Company is leveraging OEM relationships and ink expertise to develop new products for sales into the wide format digital printing market, the digital photography field, and the industrial printing market. The industrial printing market includes such applications as addressing labels, postal bar coding and package coding. All consumer packaging companies, from Proctor and Gamble to beverage companies such as Coke and Pepsi, use inkjet printing for packaging codes. This market is currently evolving, and the Company is just commencing the launch of a product line into this channel.

         GOVERNMENT AND CORPORATE CHANNELS

     Governments are extremely large users of ink and related products. The Company currently sells into certain Government departments but the growth opportunity is huge as the Company provides a cost effective viable alternative to the OEMs. Through distributors with existing government business in other products, the Company is gaining access to this large market. As the governmental departments are focusing on their budgets and the need to cut costs, the need for alternatives increases, thus providing an opportunity for growth. For example, the demand for remanufactured inkjet cartridges is growing given the high cost per OEM cartridge and the increased printer usage as employees are provided with printers in their individual offices. The government departments approached to date have responded favorably to the Company's overtures.

         END CONSUMERS - E-BUSINESS

     The Company has entered into an agreement with Reusable Technologies, Inc. which will provide the channel to sell direct to the end consumer. There are a large number of fragmented resellers of products which will provide the engine to generate sales of the Company's products direct to the end consumer.

     The Company has begun selling to QVC, through a distributor, and expects that this direct channel to the consumer will increase the awareness/education levels related to alternatives to the

OEM products. This increased awareness will drive the demand for cost effective and environmentally friendly refillable technology.

         WIDE FORMAT AND RELATED MARKETS

     The Company has identified an internet technology whereby it will be able to provide end- users, retail consumers, and bulk ink customers with an "engine" which will be accessed through the Reink internet site. This will allow our customers the ability to target and store high-resolution digital images and allow customers to access those proprietary images on an "as needed" basis through a designated website. Retail/end-users, through our "Idea Center", will be able to access various high quality digital graphics for numerous small business applications, (ie. brochures, logos.) or personal use.

     Additionally, the Company is broadening its line of hard copy supplies and products through strategic alliances. This is accomplished by seeking out leading companies in the dyes and sublimation ink markets who have the ability to print on more porous surfaces (i.e., glass and earthenware), special durable inks for fabric printing, thermal transfer ribbons for bar coding, LABEL PRINTING, AND MICR8 inks for check printing. Throughout all business and marketing, ink remains a fundamental component of communication through items such as billboards and point-of- sale materials. The Company's strategy focuses on the areas where ink is consumed and how best to penetrate these channels.

     The Company has identified several companies that cater to certain types of businesses with which the Company will discuss strategic alliances to grow the Company and increase revenues. An example of this segment would be beer distributors and their need for point of sale material. In the past the printing of this material was centralized and posters were shipped out to the resellers of beer. This was costly due to leftover materials being date sensitive and, further, customization for specific locations being difficult. This function is being pushed out to the distributors who, in turn, can print in smaller runs on wide format printers to customize and improve the timely delivery of point of sale materials. This new segment of the market for ink and related products will start to emerge as the number of wide format printers increases resulting in a reduction of the distributor's own printing costs. This business is fragmented with a number of small players but no dominant supplier. The Company is positioning itself to capitalize on what the Company anticipates will be a profitable new developing market through high quality products and strategic alliances within the market segment.

--------
     8 An abbreviation of the term Magnetic Ink Character Recognition. It describes an ink technology used almost exclusively on checks. This ink is used to print the account number and amount of the bottoms of cancelled checks. As the check then passes through a reader, the ink is magnetized and subsequently read by the system. No one has ever been able to print this type of ink successfully with ink jet because it uses a material called iron oxide whose particles are too big to print through an ink jet print engine, to date.

          DISTRIBUTION

     The Company primarily sells its products to distributors who, in turn, sell into the retail channel as well as other channels. The Company has recently signed an exclusive contract with Reusuable Technologies, Inc. for the distribution to the wholesale and retail markets worldwide all Inkjet Refill kits, replacement packs, and all associated components. Other products are sold through non- exclusive arrangements with various distributors.

RESEARCH AND DEVELOPMENT

         The Company devotes a part of its budget to new product development ("R&D") (approximately $650,000/yr.) and quality control (approximately $100,000/yr.). The Company's R&D staff in Tennessee is comprised of seven (7) highly respected chemists and engineers. The R&D team has developed over 150 ink formulations and ink refill systems for:

        o Major compatible cartridge manufacturers in Asia and the U.S., including products for the U.S. Government Services Administration (GSA) contract. Working through an approved GSA vendor, regular re-orders are commonplace and this business will become an "annuity" for Reink

        o Leading rechargers in the American recycling industry including Mexico and South America

        o      Major office superstores and OEMs, such as Okidata and Olivetti

        o Major accounts in the postal/addressing field requiring specialty inks for OCR and bar coding applications

        o      The new digital printing and digital photography markets

        o The graphics arts and sign industries to meet the needs of package bar coding, postal/addressing and wide format digital printing.

         One of the fastest growing sectors of the imaging products and computer industries is ink jet. The Company was a vital part of this growth offering key technological advances in:

        o Pigments - New ink jet formulas using precisely controlled dispersion of particles for outstanding fade and water resistance

        o New 6-Color Systems - This has dramatically broadened the horizon of color printing options, especially in the digital camera field

         o Industrial Inks - Several postal addressing inks with fast dry times and high contrast for Optical Character Recognition (OCR); porous and non-porous (film) inks for the packaging field, especially good for high definition bar code printing

         o Photographic Quality Inks - This development requires precise control of droplet size and substrate interaction which is achievable based on the expertise of the R&D team

         o      Bright Colored Pigment Inks

         o Neon Inks - Reink has developled a full line of neon ink jet inks. It is an emerging technology featuring increased color enhancement branded ink jet printing in the children's market and for greeting card applications.

MANUFACTURING AND PRODUCTION

     The Company operates four (4) facilities. The Company's headquarters and main operations are located in Pennsauken, New Jersey, in a 32,000 square foot facility. There is room to expand and add approximately 8,000 square feet as operations demand. The Company makes matrix ribbons, remanufactures laser toner cartridges, and ink jet refill kits at the Pennsauken facility. The Company also leases an additional 4,650 square feet of nearby warehouse space. The Company employs approximately 65 full time employees at the Pennsauken site. The Company also leases 10,000 square feet in Cookeville, Tennessee. The Cookeville facility manufactures bulk ink and remanufactures ink jet cartridges. Additionally, all research and development is conducted at the Cookeville location. The Company employs approximately 20 full time employees in Cookeville, of which 7 are involved in research and development and quality control.

     The Company leases 4,000 square feet in an Ontario, California warehouse to house inventory.

COMPETITION

         The imaging supplies business is intensely competitive. In both impact9 and non-impact10 markets, the Company faces competition from both OEMs as well as other aftermarket manufacturers. Retail aftermarket competitors include American Ink Jet, Jetfill, Inc., Nu-Kote International, DataProducts, and Formulabs. OEMs currently dominate the market for the majority of toner products and ink jet supplies. However, the market for compatible toner supplies is still developing and, currently, there are several independent competitors in this market.

         In the industrial market, OEMs control 90% of the ink jet aftermarket. The major OEMs are Videojet, which has just acquired Marsh (strong in the corrugated packaging field). Videojet is the leader in the carton and individual pack coding market. Their major competition is Domino Amjet, Willett International, Diagraph, Matthews, Markem and several other significant players. The ink jet packaging printer market is estimated at $800 million annually, with $150 million attributable to bulk ink sales. Systems based on Trident's Piezo electric printhead technology represent $80 million of this market. 11

ITEM 2.           PROPERTIES

         Reink Corp. currently manufactures products in 2 facilities and leases 2 warehouse facilities, as follows:

         PENNSAUKEN, NEW JERSEY - The Company owns a 32,000 square foot facility which is located on approximately 2.1 acres in Pennsauken, New Jersey. The facility is approximately 40 years old and in good condition. The facility has ample room to expand by another 8,000 square feet as demand necessitates. The Company also leases an additional 4,650 square feet of warehouse space conveniently located near the main facility on a month-to-month basis at a cost of $2,200 per month.

         COOKEVILLE, TENNESSEE - On September 12, 1999, the Company entered into a lease
-----------
         9        Any inking  method that uses "impact" to make a mark on paper.
                  Examples of this are typewriters or matrix printers. They push a formed character into a ribbon that is then pushed onto the paper thus making a mark using impact.

         10 Any inking devise that does not impact or hit the paper to make a mark. Examples of this are ink jet (where the drop is "shot" from the printhead to make a mark on the paper) and xerography (where a laser beam is used to charge the paper). Like a Xerox copier, the paper is then placed in contact with a charged toner. The toner sticks to the charged places on the paper and does not stick to the uncharged places. Both technologies then make a mark without hitting or impacting the paper.

         11 THE ESTIMATES AND RELATED INFORMATION CONTAINED IN THE COMPETITION section are based upon internal research developed by the Company's Research and Development department. There can be no assurance that the Company's estimates are accurate.

for a 10,000 square foot office and warehouse facility located in Cookeville, Tennessee for a term of sixty (60) months at a cost of $4,450 per month for the first sixty (60) month period with an option for a second sixty (60) month term at $5,450 per month. The Company believes the facility to be well maintained, in substantial compliance with environmental laws and regulations, and adequately covered by insurance. The Company also believes that the leased facility is not unique and could be replaced, if necessary, at the end of the term of the existing lease.

         ONTARIO, CALIFORNIA - On May 1, 2000, the Company entered into a lease for a 4,000 square foot office and warehouse facility located in Ontario, California for a term of twelve (12) months at a cost of $2,029 per month. The Company believes that the facility is well maintained, in compliance with environmental laws and regulations, and adequately covered by insurance. The Company also believes that the leased facility is not unique and could be replaced, if necessary, at the end of the term of the existing lease.

ITEM 3.           LEGAL PROCEEDINGS

        From time to time, the Company may be involved in litigation that arises in the normal course of business operations.

         During June 1999, the Company entered into a Product Development and Manufacturing agreement with FAES USA, Inc. (FAES), a Tennessee corporation. FAES develops specialized industrial equipment that services the ink-jet cartridge industry. Pursuant to such agreement, the Company was obligated to fund FAES development and manufacturing costs of such equipment. In June, 2000, Reink was sued for breach of contract by FAES for approximately $250,000. In August, 2000, the Company filed an answer and counterclaim against FAES. The Company and FAES are currently in negotiations to resolve all claims and counterclaims.

         The Company has been served with four (4) complaints that pertain to the Company's former subsidiary, Renewable Resources, Inc. which seek aggregate damages of approximately $120,000. In one (1) suit, the Company filed a pro se response to the complaint, but failed to retain legal counsel resulting in the entry of a default against the Company in the amount of $48,000. The Company has retained legal counsel to set aside the entry of default and reply to the pending complaints. There is no legal basis for the imposition of liability against the Company for debts incurred by Renewable Resources, Inc. There can be no assurance that the Company will be successful in setting aside the default or dismissing the pending complaints. At December 31, 2000, the Company accrued a loss provision of $225,000 concerning the pending complaints.

         Upon acquiring Renewable Resources, Inc., the Company assumed the defense of an administrative complaint that the United States Environmental Protection Agency ("USEPA") filed against Renewable Resources in October 1999, alleging that the disposal of certain ink products into a septic system was a violation of the Clean Water Act. The Company and USEPA are currently engaged in negotiations. At December 31, 2000, the Company accrued a loss provision of $20,000 concerning the pending complaint.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of securityholders through a solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

         The Company's Common Stock commenced trading in the Pink Sheets LLC under the symbol "RINC" on May 11, 2000. Set forth below is the range of high and low bid information for the Company's Common Stock for the period commencing May 11, 2000 (the inception of trading) through March 6, 2001. This information represents prices between dealers and does not reflect retail mark-ups or mark-downs or commissions, and may not necessarily represent actual market transactions.

FISCAL PERIOD                                      HIGH BID              LOW BID

2000:

Commencement of trading (May 11, 2000)*........... $  .71                $   .58
Second Quarter ended June 30, 2000*...............   1.25                    .71
Third Quarter ended September 30, 2000*...........   1.43                   1.20
Fourth Quarter ended December 31, 2000............   1.06                    .60

2001:

First Quarter

    (through March 30, 2001).........................1.00                   1.00

*Adjusted for a 3-for-2 stock split effective September 29, 2000.

     The closing bid price for the Company's Common Stock on March 30, 2001 was $1.00 per share.

         As of March 30, 2001, there were approximately 173 record holders of the Company's outstanding Common Stock. Moreover, additional shares of the Company's Common Stock are held for stockholders at brokerage firms and/or clearing houses, and therefore the Company was unable to determine the precise number of beneficial owners of Common Stock as of March 31, 2001.

         The Company has never declared or paid cash dividends on its Common Stock and the Company's Board of Directors intends to continue its policy for the foreseeable future. Earnings, if any, will be used to finance the development and expansion of the Company's business. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors and will be subject to limitations imposed under Delaware law.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF

                  OPERATION

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes appearing elsewhere in this Registration Statement.

GENERAL

     The Company was incorporated in Delaware on March 3, 1999, and as discussed below, acquired on April 9, 1999, the stock of Renewable. Renewable distributes bulk ink, toner cartridges, and ribbons for sale to customers as well as ink for use in the manufacture of ink jet refill kits, using a patented method to safely and economically refill ink jet cartridges and re-manufacture compatible cartridges. The products are sold to both wholesale distributors and retail office supply stores, both domestically and internationally.

     The Company acquired 100% of the shares of Renewable for the following consideration: (1) $70 at closing; (b) commitment by a shareholder of the Company to arrange financing for the Company or Renewable for at least $600,000 in the form of equity and/or debt; (c) agreement by a debtor of Renewable to forgive all indebtedness outstanding retroactive to December 31, 1998; a principal of such debtor will be retained by Renewable to provide consulting services to the Company for a monthly fee of $9,028 for an eighteen-month period commencing July 1, 1999; and (d) the sole shareholder of Renewable received 3,150,000 shares of the Company's Common Stock.

     On May 19, 1999, the Company was acquired by Newmarket Strategic Development Corp., ("Newmarket") for 11,850,000 shares of Newmarket stock pursuant to the Plan of Merger between the Company and Newmarket. Newmarket then changed its name to Reink Corp.

     The Company established a holding company called Reink Canada Corp. for purposes of generating future business in Canada. Reink Canada Corp. had only minimal activity in the period ended December 31, 1999 and December 31, 2000.

     On September 30, 1999, the Company purchased all of the assets and assumed all of the liabilities of Assembly Services Unlimited, Inc. ("Assembly") and 100% of the membership interest of Brittany LLC ("Brittany"), the entity owning the property on which Assembly conducts its operations. Assembly subsequently changed its name to Reink Imaging USA, Ltd. ("Reink Imaging"). The Company initially issued 712,500 shares of its common stock for the acquisition of Assembly, and in May 2000, issued an additional 487,500 shares. Reink paid $137,500 through September 30, 2000. The balance of $112,500 is payable $50,000 on or before April 10, 2001 and the remaining balance on or before June 30, 2001.

     The financial statements of the Company and following discussion relating to the year ended December 31, 1999 reflect the operations of the Company and Renewable for the 1999 calendar year and the operations of Reink Imaging, Brittany and Reink Canada Corp. for the three (3) month period ended December 31, 1999.

     The financial statements of the Company relating to the fiscal year ended December 31, 2000 reflect the operations of Renewable through June 30, 2000, and the operations of the Company, Reink Imaging, Brittany L.L.C. and Reink Canada Corp. for the fiscal year ended December 31, 2000.


         On June 30, 2000, the Company sold 100% of the stock of Renewable back to its former founder. Such agreement, as amended, provided for the Company to pay Renewable $140,000, payable on a quarterly basis in an amount equal to 10% of Reink Corp.'s consolidated net income. The loan is current. The Company retained certain assets of Renewable including cash, inventory and its principal operating assets, which the Company had collateralized under a security agreement. The Company also agreed to supply certain ink products to Renewable at an agreed upon price with approximately $240,000 of such products at no charge to Renewable. The Company is continuing in the business of manufacturing ink jet supplies.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 AS
COMPARED TO YEAR ENDED DECEMBER 31, 1999

         REVENUES - Total revenues decreased to $7,398,953 for the fiscal year ended December 31, 2000, compared to $7,538,169 for fiscal year ended 1999. This decrease was primarily due to the loss of the Office Depot business which was partially offset by the acquisition of the business of Assembly Services Unlimited during the fourth quarter of fiscal year ended 1999.

         GROSS PROFIT - Gross profit decreased to $2,534,489 in fiscal year ended 2000 from $3,299,705 for fiscal year ended 1999 as a result of the decrease in gross profit margin and decreased sales. Gross profit margin decreased in fiscal year ended 2000 due to the inclusion of impact ribbons and toners which generally have lower margins than the inkjet business which was largely comprised of the Office Depot business.

         OPERATING EXPENSES - Operating expenses increased to $5,304,517 in fiscal year ended 2000 from $4,533,697 in fiscal year ended 1999, which was primarily the result of stock issued for services rendered as part of the restructuring. Selling, general, and administrative expenses decreased as a result of office closures and an overall streamlining of the Company's operations.

         NET INCOME (LOSS) - As a result of the above, the Company sustained a net loss of $(2,978,837) for the fiscal year ended December 31, 2000 ($.16 loss per share on 18,588,163 weighted average outstanding shares), compared to a net loss of $(1,270,103) for the fiscal year ended December 31, 1999 ($.07 loss per share on 16,952,850 weighted average outstanding shares).

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its cash requirements primarily through operations, borrowings on its bank credit line, and sales of its securities. The Company's bank credit facility permitted borrowings of up to $1,000,000 against a fixed percentage of qualified accounts receivable and inventory. The interest rate of the line was twelve percent (12%). The credit facility is collateralized by accounts receivable and inventory. The credit facility terminated on November 25, 2000, and has not been renewed. During the fourth quarter the Company made payments of $500,000 on this loan. As of March 31, 2001, the amount outstanding on the loan is $400,000. The bank has agreed to a payment schedule which requires that the loan be paid down bi-weekly to October 31, 2001 with interest continuing at 14%.

     As of December 31, 2000, the Company had a working capital deficiency of approximately $(1,639,000). The Company is not currently generating sufficient working capital to fund its projected operations for the next fiscal year. In addition, expansion of operations will require capital infusions of a minimum of $1,500,000 to fund the purchase of inventory and to meet the Company's working capital needs. The Company anticipates raising additional capital through the issuance of its securities and obtaining traditional lines of credit. The specific terms of any equity or debt financing will be subject to negotiation with potential investors. There can be no assurances that the Company will be successful in obtaining this additional financing.

         The Company has no present commitment that is likely to result in its liquidity increasing or decreasing in any material way. In addition, the Company knows of no trend, additional demand, event, or uncertainty that will result in, or that is reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company has no material commitments for capital expenditures. The Company knows of no material trends, favorable or unfavorable, in the Registrant's capital resources.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required pursuant to this Item 7 are included in this Form 10-KSB as a separate section commencing on page F-1 and are incorporated herein by reference.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         No change or disagreement with accountants took place with respect to the preparation of the Company's financial statements for the two (2) most recent fiscal years contained in this report, namely the fiscal years ended December 31, 2000 and December 31, 1999.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE

                  ACT

         The officers and directors of the Company, and further information concerning them, areas follows:

         NAME               AGE            POSITION

William E. Gallagher        43             President, Chief Operating Officer,
                                           and Director

William M. Smith            37             Executive Vice President,
                                           Chief Financial Officer, and Director

Robert P. Sinatra           44             Secretary and Treasurer

Wayne J. Maddever           51             Director

     WILLIAM E. GALLAGHER joined the Company in October, 1999, as Chief Operating Officer, President and CEO of Reink Imaging USA, Ltd., a wholly owned subsidiary of the Company. In May, 2000, Mr. Gallagher assumed the additional duties as President of the Company. Mr. Gallagher has served as a Director of the Company since May, 2000. From June 1987 through September 1999, Mr. Gallagher was the principal shareholder and served as President of Assembly Services Unlimited, Inc. d/b/a Wildan Services, a Pennsauken, New Jersey manufacturer of computer and typewriter ribbons and laser toner cartridges. Mr. Gallagher earned a B.A. in Business Management from Rowan University in 1979.

     WILLIAM M. SMITH joined the Company in May, 1999, as Chief Financial Officer and has served as a Director since May, 2000. From April, 1998 to March, 1999, Mr. Smith was the CFO of the Locator Group Inc., a leader in the publishing industry. From September, 1994 to March, 1998, Mr. Smith was Vice President and Treasurer of Cott Corporation, a publicly traded company in both Canada and the United States. Cott Corporation is the largest private label manufacturer of soft drinks in North America. Prior to 1994, Mr. Smith was the Treasurer and Officer at Molson Breweries responsible for all financing, cash flow, leasing and foreign exchange, amongst other senior financial responsibilities. Mr. Smith is a chartered accountant having graduated with honors from the University of Waterloo, Canada with a Bachelor of Mathematics degree in 1987.

     ROBERT SINATRA joined the Company in October 1999 as Secretary/Treasurer and assumed additional duties as Vice President of Finance of Reink Imaging USA, Ltd., a wholly owned subsidiary of the Company. From June, 1998 through September, 1999, Mr. Sinatra served as controller of Assembly Services Unlimited, Inc. From October, 1987 through June, 1998, Mr. Sinatra served as controller of BDP International, Inc., a Philadelphia, Pennsylvania international freight forwarder and customs house broker. Mr. Sinatra secured a B.A. in accounting from Rutgers University in 1978.

     WAYNE J.  MADDEVER,  PH.D.,  P. ENG.,  joined the Company has a Director in

October, 2000. Currently, Dr. Maddever is self-employed as a consultant of WJ Maddever & Associates. From January, 1999 until October, 2000, Dr. Maddever was General Manager of Sanden Machine, Ltd., a Cambridge, Ontario, Canada supplier of web offset printing equipment to the forms, direct mail and commercial printing industries. From December, 1996 to January, 1999, Dr. Maddever served as President of Resource Plastics, Inc., the largest recycler of film and rigid plastics in Canada. From May, 1991 to December 1996, Dr. Maddever served as General Manager of MG Canada, a subsidiary of Messen Greishein Gnbh, Germany's largest industrial gas company. Dr. Maddever received is Doctorate in Metallurgical and Materials Science Engineering from the University of Toronto in 1978.

ITEM 10.          EXECUTIVE COMPENSATION

         The following table sets forth annual remuneration of $100,000 or more paid for the fiscal years ended December 31, 2000 and 1999 to certain officers and directors of the Company:

                                                SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION                         LONG TERM COMPENSATION
                           ---------------------------------------------  ------------------------------------------------------
                                                                                       AWARDS          PAYMENTS
                                                                          --------------------------   ---------
                                                                          Restricted    Securities
Name of Individual                                       Other Annual       Stock       Underlying      LTIP          All Other
and Principal Position     Year     Salary      Bonus    Compensation(2)   Award(s)     Options/sars    Payouts       Compensation
----------------------     ----     ------      -----    ---------------   --------     ------------    -------       ------------

William E. Gallagher       2000      $135,000  $15,000    $9,000             -0-            -0-            -0-             -0-
  President & COO          1999      $110,354  $ 3,700    $2,250             -0-            -0-            -0-             -0-

Bradley Garrison(1)        2000      $ 95,000  $23,750    $9,000             -0-            -0-            -0-             -0-
 Executive Vice President  1999      $ 30,003  $ 7,308    $3,000             -0-            -0-            -0-             -0-
 of Sales & Marketing

Robert W. Zolg             2000      $ 95,000  $  -0-     $   -0-            -0-            -0-            -0-             -0-
 Executive Vice President  1999      $ 95,000  $  -0-     $   -0-            -0-            -0-            -0-             -0-
 of Research & Development
 (Reink Imaging USA Ltd.)

Robert P. Sinatra          2000      $ 90,000  $  -0-     $6,000             -0-            -0-            -0-             -0-
 Secretary/Treasurer       1999      $ 70,771  $   -0-    $1,500             -0-            -0-            -0-             -0-


(1)      Mr. Garrison resigned from the Company in February, 2001.

(2) Other annual compensation paid by the Company in the form of auto allowances.


EMPLOYMENT AGREEMENTS

     The Company executed an Employment Agreement with William E. Gallagher which commenced October 1, 1999. The Employment Agreement provides that Mr. Gallagher is to receive a base salary of $135,000 and yearly bonuses up to one hundred percent (100%) of his base salary, said bonus structured sixty percent (60%) on objective achievement and forty percent (40%) on Company profitability as established by the Compensation Committee. Mr. Gallagher is guaranteed a minimum bonus of $15,000 per year which he received for the year ended 2000. In the event of termination by the Company, without cause, Mr. Gallagher would be entitled to the balance remaining in the Employment Agreement. During the term of his employment and for a period of twelve (12) months after he receives his last compensation, under the Employment Agreement, Mr. Gallagher cannot directly or indirectly compete with the Company.

     The Company executed an Employment Agreement with Robert Sinatra which commenced October 1, 1999. The Employment Agreement provides that Mr.

Sinatra is to receive a base salary of $90,000 and yearly bonuses up to forty percent (40%) of his base salary, said bonus structured fifty percent (50%) on objective achievement and fifty percent (50%) on Company profitability as established by the Compensation Committee. In the event of termination by the Company, without cause, Mr. Sinatra would be entitled to the balance remaining in the Employment Agreement. During the term of his employment and for a period of twelve (12) months after he receives his last compensation, under the Employment Agreement, Mr. Sinatra cannot directly or indirectly compete with the Company.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                  MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of the date of this report, by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) officers and directors of the Company as a group:

                                                 Shares of Common  Percentage of
Name and Address         Position                 Stock Owned 12     Ownership
----------------         ---------                  ------------    ------------

William E. Gallagher     Director, President, and     1,425,000         6.9%
c/o Reink Corp.          Chief Operating Officer
2550 Haddonfield Road
Pennsauken, NJ 08110

William M. Smith        Director, and Chief             300,000         1.5%
c/o Reink Corp.         Financial Officer
2550 Haddonfield Road
Pennsauken, NJ 08110

Wayne J. Maddever       Director                         39,000          .2%
c/o Reink Corp.
2550 Haddonfield Road
Pennsauken, NJ 08110

Robert Sinatra          Secretary and Treasurer          75,000          .4%
c/o Reink Corp.
2550 Haddonfield Road
Pennsauken, NJ 08110

                                                 Shares of Common  Percentage of
Name and Address         Position                 Stock Owned 12     Ownership
----------------         ---------                  ------------    ------------


--------
12 As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

Manchester Consolidated Corp.  Shareholder         3,150,000 13            15.4%
120 Adelaide Street West
Suite 2401
Toronto, Ontario,  M5H 1T1

4C Holdings, Inc.              Shareholder         3,149,999 14            15.4%
21670 Frontenoc Court
Boca Raton, Fl 33433

All officers and directors
as a group (4)                                         1,839                9.0%

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On May 19, 1999, Reink Corp., a privately held Florida corporation, and Newmarket Strategic Development Corp., a publicly held Delaware corporation, entered into a Plan and Agreement of Reorganization by Merger of Reink Corp. With and Into Newmarket Strategic Development Corp. Under the Name Reink Corp. Shareholders of Reink Corp., the Florida corporation, received an aggregate of 11,850,000 shares of the Common Stock of Newmarket Strategic Development Corp. n/k/a Reink Corp. In connection with the issuance of shares to Reink Corp., Anthony Pallante, through Manchester Consolidated Corp., received 3,150,000 shares; former officer and director Thomas Lawrence received 3,150,000 shares; former officer and director Thomas Irvine, through 4C Holdings, Inc., received 3,150,000 shares; and William M. Smith received 75,000 shares.

     Pursuant to an agreement dated October, 1999, in January and May, 2000, the Company issued 1,125,000 shares to William E. Gallagher and 75,000 shares to Robert P. Sinatra for a total of 1,200,000 shares in connection with the Company's acquisition of Reink Imaging and Brittany L.L.C.

         In January, 2000, the Company issued 1,390,350 shares of the Company's Common Stock pursuant to an August, 1999 Private Placement Offering pursuant to exemptions under the Securities Act of 1933, as amended (the "Act").

     Pursuant to an agreement dated October, 1999, in January and May, 2000, the Company issued an aggregate of 1,200,000 shares of Common Stock in connection with the Company's acquisition of Reink Imaging and Brittany L.L.C.

     In May, 2000, the Company issued 1,537,500 shares of the Company's Common Stock to various individuals for consulting and professional services rendered pursuant to exemptions under the Act.

--------
13 Manchester Consolidated Corp. is controlled by Anthony M. Pallante, former Chairman of the Company's Board of Directors

14 4C Holdings, Inc. is controlled by Thomas J. Irvine, former Director, President and CEO of the Company, and controlling shareholder in Reusable Technologies, Inc., through whom the Company has a contract to distribute certain products.

     In May, 2000, the Company issued to William M. Smith 225,000 shares of the Company's Common Stock for services rendered.

     In June and July, 2000, the Company issued 337,500 shares of Common Stock to various individuals pursuant to exemptions under the Act.

     In October, 2000, the Company issued 600,000 shares of Common Stock to a corporation pursuant to exemptions under the Act.

     In connection with all of the aforementioned issuances, the Company relied on Rule 506 of Regulation D and/or Section 4(2) of the Act for exemption from the registration requirements of the Act.

     In September, 2000, the Company's Board of Directors approved a three-for-two stock split of the Company's Common Stock, effective at the opening of trading on September 29, 2000. All calculations of number of shares in this report have been adjusted to reflect the three- for-two forward stock split.

ITEM 13.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  AND REPORTS ON FORM 8-K

(A)     EXHIBITS

(2) Plan and Agreement of Reorganization by Merger of Reink Corp. With and Into Newmarket Strategic Development Corp. Under the Name of Reink Corp.1

(3)(I)    Articles of Incorporation and Amendments 1

(3)(II)   By-laws 1

(9) Agreement for Sale and Purchase of Assets of Assembly Services Unlimited, Inc. d/b/a Wildan Services and Membership Certificates of Brittany Llc and Plan of Reorganization1

(10)(a)   Exclusive Agreement for Distribution of Product 1

(10)(b)   Employment Agreements:
          William E. Gallagher 1
          Robert Sinatra 1

(B) During the quarter ended December 31, 2000, and through the date of the filing of this Form 10-KSB, the Company filed no reports on Form 8-K .





















--------------------------------------------

1 Incorporated by reference to the Company's Form 10 (SEC File No. 0-31040) as filed on February 9, 2001.

                                   SIGNATURES

In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              REINK CORP.


Dated: ------------------                     By:
                                                 -------------------------------
                                                 William E. Gallagher, President


In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                 CAPACITY                                    DATE

/s/William E. Gallagher      President, Chief Operating      April 16, 2001
   --------------------      Officer and Director
   William E. Gallagher

/s/William M. Smith      Executive Vice President            April 16, 2001
   ---------------       Chief Financial Officer
   William M. Smith      and Director


/s/Robert P. Sinatra      Secretary/Treasurer                April 16, 2001
   -----------------
   Robert P. Sinatra


/s/Wayne J. Maddever      Director                           April 16, 2001
   -----------------
   Wayne J. Maddever

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Reink Corp. and Subsidiaries.

         We have audited the accompanying consolidated balance sheet of Reink Corp. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reink Corp. and Subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(a) to the consolidated financial statements, the Company incurred losses of approximately $3,000,000 and $1,300,000 for the years ended December 31, 2000 and 1999, respectively and had a working capital deficiency of approximately $1,639,000 at December 31, 2000. In addition, the Company is in default of its loan of $500,000. Management's plans with respect to these matters are described in Note 2(a) to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                /S/ Feldman Sherb & Co., P.C.
                                                    ----------------------------
                                                    Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants

New York, New York
March 23, 2001

                          REINK CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report.......................................          F-1

Consolidated Balance Sheet.........................................          F-2

Consolidated Statements of Operations..............................          F-3

Consolidated Statement of Stockholders' Equity(Deficit)............          F-4

Consolidated Statements of Cash Flows..............................  F-5 -  F- 6

Notes to Consolidated Financial Statements.........................   F-7 - F-18

                        REINK CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                              DECEMBER 31, 2000


                                     ASSETS
                                     ------
 CURRENT ASSETS:
      Cash and cash equivalents                               $         140,531
      Accounts receivable(net of allowance
        for doubtful accounts of $40,000)                               987,886
      Inventories                                                       724,757
      Prepaid expenses and other current assets                          45,619
                                                               -----------------
            TOTAL CURRENT ASSETS                                      1,898,793

 PROPERTY,  PLANT AND EQUIPMENT,  net                                 1,353,709

 GOODWILL, net                                                        1,144,030
                                                               -----------------
                                                              $       4,396,532
                                                               =================


                    LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
      Accounts payable                                        $       1,389,549
      Accrued expenses                                                  522,773
      Due to shareholders                                               238,600
      Loans payable                                                     500,000
      Loans payable - related party                                     282,500
      Mortage payable                                                   604,313
                                                               -----------------
            TOTAL CURRENT LIABILITIES                                 3,537,735
                                                               -----------------





 STOCKHOLDERS' EQUITY(DEFICIT):
      Common Stock, $.001 par value, 100,000,000 shares
        authorized, 20,507,851 and 16,952,850
          shares issued and outstanding                                  20,508
      Additional paid-in-capital                                      5,955,771
      Prepaid fees and services                                        (540,000)
      Accumulated deficit                                            (4,577,482)
                                                               -----------------
            TOTAL STOCKHOLDERS' EQUITY                                  858,797
                                                               -----------------
                                                              $       4,396,532
                                                               =================





                 See notes to consolidated financial statements.

                       REINK CORP. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Years Ended December 31,
                                              ----------------------------------
                                                  2000                   1999
                                              ----------------   ---------------
REVENUES                                      $      7,398,953   $    7,538,169

COST OF GOODS SOLD                                   4,864,464        4,238,464
                                              ----------------   ---------------

     GROSS PROFIT                                    2,534,489        3,299,705
                                              ----------------   ---------------

OPERATING EXPENSES:
     Selling, general and administrative             4,526,038        3,885,384
     Research and development                          416,615          461,511
     Depreciation and amortization                     361,864          186,802
                                              ----------------   ---------------
     TOTAL OPERATING EXPENSES                        5,304,517        4,533,697
                                              ----------------   ---------------
LOSS  FROM OPERATIONS                               (2,770,028)      (1,233,992)

INTEREST EXPENSE                                      (208,809)         (36,111)
                                              ----------------   ---------------
     NET LOSS                                 $     (2,978,837)  $   (1,270,103)
                                              ================   ===============
NET LOSS PER SHARE, BASIC AND DILUTED         $          (0.16)  $        (0.07)
                                              ================   ===============
WEIGHTED AVERAGE NUMBER OF SHARES
     USED IN COMPUTATION                            18,588,163       16,952,850
                                              ================   ===============









                 See notes to consolidated financial statements.

                          REINK CORP. AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
       -------------------------------------------------------------------



                                                    Common Stock         Additional                                    Total
                                               -----------------------   Paid-In     Accumulated    Prepaid fees   Stockholders'
                                                 Shares      Amount      Capital       Deficit      and services   Equity(Deficit)
                                               ------------  ---------  -----------  -------------  -------------  ------------


Balance - January 1, 1999                       11,850,000   $ 11,850   $  158,304   $   (328,542)  $          -      (158,388)

      Issuance of common stock for exchange      3,000,000      3,000       11,900              -              -        14,900

      Sale of common stock                       1,390,350      1,390    1,157,235              -              -     1,158,625

      Shares issued for acquisition of Assembly
       Services Unlimited, Inc.                    712,500        713      521,787              -              -       522,500

      Net loss                                           -          -            -     (1,270,103)             -    (1,270,103)

                                               ------------  ---------  -----------  -------------  -------------  ------------
Balance - December 31, 1999                     16,952,850     16,953    1,849,226     (1,598,645)             -       267,534

      Net liability transferred upon sale of
            Renewable Resources                          -          -      365,457              -              -       365,457

      Sale of stock and warrants for cash          937,500        937    1,199,063              -              -     1,200,000

      Options issued in connection with                  -          -       34,642              -              -        34,642
      consulting agreements

      Stock issued for services                  2,130,000      2,130    1,569,121              -       (540,000)    1,401,251

      Stock issued for purchase of Assembly        487,500        488      568,262              -              -       568,750
      Services, Inc.

      Net loss                                           -          -            -     (2,978,837)             -    (2,978,837)

                                               ------------  ---------  -----------  -------------  -------------  ------------
Balance - December 31, 2000                     20,507,850 $   20,508 $  5,595,771 $   (4,577,482)$     (540,000)      858,797
                                               ============  =========  ===========  =============  =============  ============













                See notes to consolidated financial statements.

                          REINK CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Years Ended December 31,
                                                                                        -----------------------------------
                                                                                              2000               1999
                                                                                        ----------------   ----------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net  loss                                                                         $    (2,978,837)   $    (1,270,103)
                                                                                        ----------------   ----------------
      Adjustments to reconcile loss to net cash used in operating activities:

              Depreciation                                                                      227,306            150,350
              Amortization                                                                      134,549             36,452
              Stock issued for services                                                       1,401,250                  -
              Options issued for services                                                        34,643                  -

      Changes in operating assets and liabilities:

          Increase (decrease) in accounts receivable                                            (34,502)           362,917
          Increase(decrease) in prepaid expenses and other current assets                        42,546            (68,319)
          (Decrease) in accounts receivable -  other                                                  -           (203,252)
          (Decrease) increase in inventories                                                    133,397           (187,477)
          Increase (decrease) in other assets                                                    (4,191)            24,805
          (Decrease)increase in accounts payable                                                (56,304)           601,211
          Decrease  in payroll taxes payable                                                   (109,526)          (175,116)
          Decrease in due to shareholders                                                      (101,400)                 -
                                                                                        ----------------   ----------------
              Total adjustments                                                               1,667,768            541,571
                                                                                        ----------------   ----------------

          NET CASH  USED IN OPERATING ACTIVITIES                                             (1,311,069)          (728,532)
                                                                                        ----------------   ----------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Net cash received in acquisition of subsidiary                                                  -             39,920
      Purchase of fixed assets                                                                 (101,572)          (263,916)

                                                                                        ----------------   ----------------
          NET CASH  USED IN INVESTING ACTIVITIES                                               (101,572)          (223,996)
                                                                                        ----------------   ----------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of bank loans                                                                  (683,365)           (12,128)
      Proceeds from bank borrowings                                                           1,000,000                  -
      Proceeds from issuance of note payables                                                   119,000             51,000
      Repayment of note payables                                                                (22,240)           (63,604)
       Repayment of note payable - purchase of Brittany, LLC.                                   (75,000)
      Repayment of note payables in connection with Technology asset                                  -            (50,000)
      Decrease  in capital lease obligations                                                          -             (5,249)
      Net change in revolving credit line                                                        (2,585)             2,296
      Decrease  in due to shareholder                                                                 -            (51,000)
      Repayment of notes payable to shareholder                                                       -            (62,500)
      Sale of common stock                                                                    1,200,000          1,158,625
                                                                                        ----------------   ----------------
          NET CASH PROVIDED BY  FINANCING ACTIVITIES                                          1,535,810            967,440
                                                                                        ----------------   ----------------
 NET INCREASE IN CASH                                                                           123,169             14,912

 CASH AT BEGINNING OF YEAR                                                                       17,362              2,450
                                                                                        ----------------   ----------------
 CASH AT END OF YEAR                                                                    $       140,531    $        17,362
                                                                                        ================   ================


                 See notes to consolidated financial statements.



                          REINK CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              Year Ended December 31,
                                                                                        -----------------------------------
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:                                            2000               1999
                                                                                        ----------------   ----------------
      Cash paid for interest                                                            $       208,809    $        36,111
                                                                                        ================   ================

      Cash paid for income taxes                                                        $             -    $             -
                                                                                        ================   ================



 SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

      Issuance of 712,500 shares of common stock for purchase of Assembly               $             -    $       522,025
                                                                                        ================   ================

      Issuance of note payable for purchase of Brittany, LLC.                           $             -    $       250,000
                                                                                        ================   ================

      Issuance of note payable in connection with purchase of Technology                $             -    $       850,000
                                                                                        ================   ================


      Additional Issuance of 487,500 shares of common stock for purchase of Assembly    $       568,750    $             -
                                                                                        ================   ================

      Capital contribution in connection with sale of Renewable Resources               $       365,457    $             -
                                                                                        ================   ================









                 See notes to consolidated financial statements.

                        REINK CORP, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2000 AND DECEMBER 31, 1999


1.       ORGANIZATION AND SIGNIFICANT EVENTS

         Reink Corp, Inc. ("Reink") was incorporated in Delaware on March 6, 1999 and as discussed below, acquired on April 9,1999, the stock of Renewable Resources, Inc.("Renewable"). Renewable manufactures bulk ink, toner cartridges, and ribbons for sale to customers as well as ink for use in the manufacture of ink jet refill kits using a patented method to safely and economically refill ink jet cartridges and manufacture compatible cartridges. The products are sold to both wholesale distributors and retail office supply stores, both domestically and internationally.

         Reink acquired 100% of the shares of Renewable Resources, Inc. for the following consideration: (a) $70 at closing; (b) commitment by a shareholder of Reink to arrange financing for Reink or Renewable for at least $600,000 in the form of equity and/or debt; (c) agreement by a debtor of Renewable to forgive all indebtedness outstanding retroactive to December 31, 1998; a principal of such debtor was retained by Renewable to provide consulting services to the Company for a monthly fee of $9,028 for an eighteen-month period commencing July 1, 1999; (d) the sole shareholder of Renewable received 3,150,000 shares of Reink common stock.

         On May 19, 1999, Reink was acquired by Newmarket Strategic Holdings, Inc. a shell corporation which had 3,000,000 shares outstanding ("Newmarket") for 11,850,000 shares of Newmarket stock pursuant to the Plan of Merger between Reink and Newmarket. Newmarket then changed its name to Reink Corp. The aforementioned acquisitions of Renewable and Reink have been accounted for as reverse acquisitions under the purchase method for business combinations since the acquiree in each transaction was the controlling entity. Accordingly the combinations have been recorded as a recapitalization of Renewable, pursuant to which Renewable is treated as the continuing entity.

         Reink Corp established a holding company called Reink Canada, Corp. for purposes of generating future business in Canada.

         On September 30, 1999, Reink purchased all of the assets and assumed all of the liabilities of Assembly Services Unlimited, Inc. ( "Assembly") and 100% of the membership interest of Brittany LLC. (" Brittany" ), the entity owning the property on which Assembly conducts its operations. Assembly is a manufacturer of toners and ribbons. Reink initially issued 712,500 shares of its stock valued at $1.10 per share for the acquisition of Assembly and in May 2000, issued an additional 487,500 shares at a value of $1.17 per share. The total cost of acquisition was $1,091,250. Furthermore, the Company issued 225,000 options at an exercise price of $.67 per share which vest over a three year period and expire in 10 years. Reink paid $250,000 for Brittany. In September 1999, Reink formed Reink, USA, Ltd. ("Ltd") to receive the assets and liabilities purchased from Assembly. In November 1999, Ltd changed its name to Reink Imaging USA, Ltd. Hereinafter, all of the above entities are collectively referred to as the "Company".

         On June 30, 2000, the Company sold 100% of the stock of Renewable back to its former shareholder. The sale, as amended, provided for the Company to pay Renewable $140,000 payable on a quarterly basis based on an amount equal to 10% of Reink Corp's consolidated net income. All payments under this clause will be made to an escrow account to be held to satisfy obligations of the Corporation to the Internal Revenue Service related to outstanding payroll taxes and in relation to obligations to a credit card company. However, the Company retained certain assets of Renewable including cash, inventory and its principal operating assets which the Company had collateralized under a security agreement. The Company also agreed to supply certain ink products to Renewable at an agreed upon price with approximately $240,000 (cost of $200,000) of such products at no charge to Renewable, the balance of which is $98,600 at December 31, 2000. Accordingly, "due to shareholder" of $238,600 in the accompanying balance sheet reflects the remaining obligation to such shareholder. The Company is continuing in the business of manufacturing ink jet supplies.

         The effect of the sale of Renewable, net of the aforementioned payables, is recorded as additional paid-in-capital of $365,457.

         A summary of the assets and liabilities that were transferred in the sale of Renewable are as follows:


                ASSETS                                     LIABILITIES

         Cash                       $    307    A/P Trade          $     915,185
         Accounts Receivable  - other  203,252(a) Accrued expenses        31,986
         Prepaid other                  16,043    Payroll taxes payable  201,950
         Fixed assets                   66,403    Capital leases          21,725
         Patents                       108,143    N/P -Technology        800,000
         Security Deposits              21,241
         Technology                    850,000
                                   -----------                      ------------
         TOTAL                      $1,265,389                     $   1,970,846
                                   ===========                      ============


         (a)Accounts receivable-other represents amounts due from an unrelated party for ink shipments.

         On September 13, 2000, an amendment to the certificate of incorporation was filed to reflect an increase in the Company's authorized shares to 100,000,000.

         On September 18, 2000 the Company's board of directors approved a 3 for 2 stock split for stockholders of record on September 28, 2000. All references to shares in the accompanying financial statements have been adjusted to reflect such stock split.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.

               BASIS OF PRESENTATION - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses of approximately $3,000,000 and $1,300,000 for the years ended
               December 31, 2000 and December 31, 1999, respectively, and at December 31, 2000, had a working capital deficiency of approximately $1,639,000. In addition, the Company's remaining aggregate bank loan of $500,000 which was obtained in February and April 2000 is currently in default. These conditions raise doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

         B. PRINCIPALS OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly own subsidiaries. All material intercompany transactions have been eliminated. .

         C. GOODWILL - The cost in excess of net assets acquired(Goodwill) is amortized using the straight - line method over 10 years which is the estimate of future periods to be benefited

         D. ACCOUNTING ESTIMATES - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         E. CASH AND CASH EQUIVALENTS - For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchases with a maturity of three months or less to be cash equivalents.

         F. INVENTORIES - Inventories are recorded at the lower of cost or market. Cost is determined using the first-in first-out method.

         G. PROPERTY AND EQUIPMENT - Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.

         H. FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, and accrued expenses approximate fair value based on the short-term maturity of these instruments.

         I. INCOME TAXES - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

         J. REVENUE RECOGNITION - Income from sales of goods is recognized when the orders are completed and shipped, provided that collection of the resulting receivable is reasonably assured. Substantially all of the Company's goods are shipped F.O.B. shipping point. Amounts billed to customers are recorded as sales while the shipping costs are included in cost of sales.

         K. IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2000, the Company believes that there has been no impairment of its long-lived assets.

         L. EARNINGS PER SHARE - Basic net income (loss) per common share is based on the weighted average number of shares outstanding. Options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material.

         M. RESEARCH AND DEVELOPMENT - Research and development expenditures are charged to operations as incurred.

         N. FINANCIAL STATEMENT PRESENTATION - Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

         O. The Company accounts for employee stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees." The Company has adopted the proforma disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation." The Company accounts for the valuation of stock issued for goods and services in accordance with FAS 123 based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured and in accordance with Emerging Issues Task Force 96-18 which prescribes the measurement date for the issuance of such instruments.

         P.       NEW ACCOUNTING STANDARDS

             (i)    In June  1999,  the  Financial  Accounting  Standards  Board
                    (FASB) issued Statements Financial Accounting Standard No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 amends SFAS no. 133, "Accounting for Derivative Instruments and Hedging Activities", which was issued in June 1998. SFAS 137 defers the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. Accordingly, the Company will adopt the provisions of SFAS No. 133 for the fiscal year 2001, which commences on December 30, 2000. The application of the new pronouncement should not have a material impact on the Company's financial statements.

           (ii) In December 1999, the United States Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements".
                    (The implementation date of SAB 101, was subsequently amended by SAB 101A and SAB 101B.) Under SAB 101 additional guidance on revenue recognition and related disclosure requirements are required. Implementation of SAB No. 101 is required no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, but is effective retroactively to the beginning of that fiscal period (per SAB 101B). Company management has evaluated the standard and the reporting implications thereof, and has determined that there will not be a significant impact on the Company's operating results.


         3.       INVENTORIES

          Inventories consist of the following at December 31, 2000:

              Raw Materials                              $  501,201
              Work in Process                                42,768
              Finished goods                                180,788
                                                            -------
                                                         $  724,757
                                                            =======

4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 2000:

                                           Estimated
                                          useful life
                                      ------------------
         Land                                             $            170429
         Building                          39 years                   711,551
         Computers and software             5 years                   407,117
         Furniture and fixtures             5 years                    34,656
         Machinery and equipment            7 years                   748,079
         Leasehold improvements             7 years                    95,372
                                                               ---------------
                                                                    2,167,204
         Less accumulated depreciation                                813,495
                                                               ---------------
                                                          $         1,353,709
                                                               ===============




5.       LOANS PAYABLE - BANK

         In February 2000, the Company obtained a $1,000,000 borrowing facility from a commercial bank bearing interest at 12% per annum payable quarterly . The terms of the loan agreement required that any balance outstanding on the loan be paid by November 25, 2000. The loan is collateralized by the Company's accounts receivable and inventory. On February 29, 2000 and April 26, 2000 the Company borrowed $900,000 and $100,000, respectively. The Company made payments against the principal of $150,000 in November 2000 and another $350,000 in December 2000. The Company is in default on this note and is in the process of negotiating a repayment schedule with the bank.

6.       RELATED PARTY TRANSACTIONS

         A.       NOTES PAYABLE RELATED PARTIES

         (i). The Company received advances from three shareholders, two of which are officers, aggregating $170,000 in December 2000. The borrowings are due on demand and bear interest at 14%.

         (ii).     On October 1, 1999,  the Company  purchased  the  membership certificates of Brittany, a limited liability company that owns the Company's New Jersey location, from the former shareholder of Assembly Services Unlimited, Inc. The purchase price was $250,000 payable in 12 monthly installments of $20,833. The note bears no interest. On May 26, 2000, the payment terms were amended to the following:
                  $75,000,  $37,500  and  $75,000  to be  paid  June  12,  2000,
                  September 10, 2000 and January 1, 2001, respectively. In addition, on May 26, 2000, the Company issued 300,000 shares of common stock related to the former shareholder's agreement to modify the payment terms and recorded a charge to operations of $350,000. The balance on the note at December 31, 2000 is $112,500. The holder of the note has waived any defaults on this note.

         B.       CONSULTING FEES


                  The Company paid approximately $130,000 in consulting fees to a shareholder/officer for various financial and corporate services. The agreement provides for up to $25,000 per month(based on invoicing for each period). The Company also paid the shareholder of Renewable Resources $40,000 in consulting fees.

7.       MORTGAGE PAYABLE

         In connection with the purchase of Brittany, the Company assumed a mortgage bearing interest at a rate of 14% per annum . The mortgage requires monthly payments of interest only of $7,400 until December 31, 2001 when a balloon principal payment of $600,000 will be due.

8.       STOCKHOLDERS EQUITY

         STOCK ISSUED FOR SERVICES

         On May 26, 2000, the Company issued 300,000 shares at a price of $1.17 per share to the former shareholder of Assembly Services Unlimited, Inc. as consideration for modification of the note in connection with the purchase of Assembly Services Unlimited by the Company.

         On May 26, 2000, the Company issued 225,000 shares of common stock to an officer at a price of $1.17 per share and recorded a charge to operations of $262,500. The shares represent consideration for various financial and strategic consulting services.

         On May 26, 2000, the Company issued 900,000 shares of common stock which during the period ended December 31, 2000 were valued at $.80 per share to two consultants as per contract. The contracts are for a period of one year with one commencing of April 1, and the other on July 1, 2000. The Company has recorded an expense of $450,000 in the current year and has recorded $270,000 as prepaid fees and services as per the length of the contract. In addition, the Company issued 112,500 shares of to a consultant for various services with a recorded expense of $131,250.

         On September 13, 2000 the Company issued 487,500 shares of common stock which during the period ended December 31, 2000 were valued at $.80 per share under two consulting agreements to non related parties for various marketing and strategic services. Both contracts are for a period of one year and commence on September and October 2000, respectively. The Company has recorded an expense of $120,000 and $270,000 as prepaid services and fees. In addition, the Company issued 105,000 shares of stock for $.83 per shares for various legal services. The amount charged to expense for such services was $87,500.

         PRIVATE PLACEMENTS

         In June and July 2000, the Company received $450,000 in a private placement from a third party investor. The Company sold 9 units which includes 37,500 shares of common stock and 22,500 purchase warrants per unit with each unit valued at $50,000. Total shares and warrants sold were 337,500 and 202,500, respectively. The purchase warrants which vest immediately, allow for the purchase of one share of common stock at a price of $.84 per share for a period of five years commencing form the date of issuance.

         In October 2000, the Company received $800,000 from the issuance of 600,000 shares of common stock and 360,000 purchase warrants to a third party investor. The warrants, which vest immediately, allow for the purchase of one share of common stock for a price of $.84 per share for a period of five years.

         WARRANTS

         On October 28, 1999, the Company issued 375,000 warrants for consideration of consulting services to be rendered for a period of two years. Each warrant provides the right to purchase one share of the Company's common stock and is vested upon issuance.. The exercise prices are as follows; 100,000 warrants at $1.25; 100,000 warrants at $2.00 and 50,000 warrants at $2.50. The warrants may be exercised at any time before October 19, 2004. Total expense recognized under this agreement was approximately $35,000 in 2000. No expense was recognized in 1999.

9.       STOCK OPTIONS

                      On May 26, 2000, the Company's Board of Directors approved the grant of stock options to various employees. The options have an exercise price of $.67 per share and vest over a period of three years. A total of 1,117,500 options were granted to various employees and officers under the plan.

          Since none of the options granted to employees were vested in the twelve months ended December 31, 2000, no pro forma compensation cost has been presented under SFAS 123.

          The following table summarizes the changes in options and warrants outstanding and the related exercise prices for the shares of the Company common stock:

                                  Stock Options Under Plans                             Warrants

                       -------------------------------------------- ---------------------------------------------

                                                Weighted                                           Weighted
                                     Weighted    Average                              Weighted      Average
                                     Average    Remaining                             Average       Remaining
                                     Exercise   Contractual                           Exercise     Contractual
                          Shares      Price       life       Exercisable  Shares      Price         life       Exercisable
                      ----------- ---------- ------------    ---------    ---------- ---------- -------------  -----------

   Outstanding at

   January 1, 1999          -           -           -             -             -          -          -            -
   Granted                  -           -           -             -          375,000      1.2      3.8 years    375,000
                      ----------- ---------- ------------    ---------    ---------- ---------- ----------- ----------
   Outstanding at

   January 1, 2000          -           -                         -          375,000      1.2      3.8 years    375,000

     Granted             1,175,000  .  .67      9.6 years         -          562,500      .84      4.5 years    562,500
                                         ------------ ---------            ---------- ----------- ----------
   Outstanding at

   December 31, 2000     1,175,000     .67      9.6 years         -          937,500      .90      4.2 years    937,500
                      =========== ========== ============    =========    ========== ========== ===========   ==========



   10.   SIGNIFICANT CUSTOMERS AND VENDORS

         The Company's two largest customers represented approximately 31% and 19% of sales for the year ended December 31, 2000 and accounting for 40% and 28% of accounts receivable respectively at December 31, 2000. The Company's two largest vendors represented approximately 23%, and 12% of purchases for the year ended December 31, 2000.

   11.   INCOME TAXES

         At  December  31,  2000 the  Company  had a net  deferred  tax asset of
         approximately   $1,112,000.   The  Company  has  recorded  a  valuation
         allowance for the full amount of the net deferred tax asset.

         The following table illustrates the source and status of the Company's major deferred tax assets:

         Net operating loss carryforward            $           1,020,000
         Accounts receivable allowance                             12,000
         Accrued loss reserve                                      49,000
         Inventory allowance                                       31,000
         Valuation allowance                                   (1,112,000)
                                                      --------------------
         Net deferred tax asset recorded            $                   -
                                                      ====================

         The benefit for income taxes differs from the amount computed by applying the statutory federal income tax rate to the loss before the benefit for income taxes as follows:

                                                           Year Ended

                                                   December 31,     December 31,
                                                       2000             1999
                                                  -------------     ------------
           Income tax benefit computed at the     $                 $
           Federal statutory rate                       914,000         432,000
           Deductions  for which no benefit is
           recognized                                  (914,000)       (432,000)

                                                  -------------     ------------
                                                   $         -0-    $        -0-
                                                  =============     ============


         The Company has net operating loss carryforwards of approximately $3,000,000 at December 31, 2000 which expire in 2019 and 2020.

   12.         COMMITMENTS AND CONTINGENCIES

       OPERATING LEASES

         The Company operates production facilities in New Jersey, and maintains additional sales offices and/or warehouse facilities in Tennessee and California.

         Total rent expense for the year ended December 31, 2000 and 1999 was $115,982 and $201,207, respectively.

         The Company's facility in Tennessee contains a renewal option at September 2004 for an additional five year term as well as a purchase option for $575,000 during the initial lease term and $675,000 during the renewal term.

         Future minimum rental payments under non cancelable leases as of December 31, 2000 are as follows:



            YEARS ENDED                                  AMOUNTS
            -----------                                  -------
            2001                                  $       61,500
            2002                                          53,400
            2003                                          53,400
            2004                                          35,600
                                                       ----------
                                                  $      203,900
                                                       ==========

         EMPLOYMENT AGREEMENTS

         The Company entered into employment agreements with two officers. Annual aggregate payments amount to $225,000 and are for a period of three years, commencing October 1, 1999.

           PAYROLL TAX LIABILITY

         The Company's former subsidiary, Renewable, was delinquent at certain times in 1998 in the payment of its payroll taxes. This resulted in an aggregate amount payable as of December 31, 1999 of approximately $200,000. Renewable is pursuing a repayment schedule with the Internal Revenue Service. The $140,000 cash payment to Renewable has been designated to be applied against such payroll obligations. The Company may be obligated for any unpaid payroll taxes.

         Assembly was delinquent with respect to Federal and State payroll taxes prior to 1999 which amounted to approximately $210,000, including penalties and interest. During March 2000, the Company settled all past due liabilities and received tax clearance from the Internal Revenue Service. Although the Company satisfied all judgements with the State of New Jersey, they have yet to receive tax clearance from state authorities. During July 2000, the Company received a notice of adjustment from the Internal Revenue Service for an additional $37,923 of past due Federal Unemployment Taxes. The Company is seeking an abatement of this amount based on similar circumstances that were presented with the tax liability that was settled in March 2000.

   13.   ENVIRONMENTAL PROTECTION AGENCY ADMINISTRATIVE ACTION

         Upon acquiring Renewable Resources, the Company assumed the defense of an administrative complaint that the United States Environmental Protection Agency("USEPA") had filed against Renewable Resources in October 1999, alleging that the disposal of certain ink products into a septic system was a violation of the Clean Water Act. The Company and USEPA are currently engaged in negotiations regarding the actions. A reserve of $20,000 has been accrued.

   14.   LITIGATION

         During June 1999, the Company entered into a Product Development and Manufacturing agreement with FAES USA, Inc. (FAES), a Tennessee corporation. FAES develops specialized industrial equipment that services the ink-jet cartridge industry. Pursuant to such agreement, the Company was obligated to fund FAES development and manufacturing costs of such equipment. The Company is being sued by FAES for approximately $250,000 for costs incurred. The Company has requested documentation to substantiate the claim.

         The Company has been served with various legal actions that pertain to its former subsidiary, Renewable Resources. The Company has received a default judgment for $48,000 with respect to one of the actions. Management is moving to reverse the default judgement and to dismiss these actions as they do not pertain to the Company. There can be no assurance that the Company will be successful in either reversing the default judgment or dismissing the actions.

         At December 31, 2000, a provision for loss of $225,000 has been accrued for the aforementioned litigations.