Form 10QSB
period 2001-03-31
REINK CORP
filed 2001-05-21
CIK 1103544

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       Or

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         COMMISSION FILE NUMBER 0-25413


                                   REINK CORP.
        (Exact name of Small Business Issuer as Specified in its Charter)


                  DELAWARE                                        65-0602729
       (State or Other Jurisdiction                             (IRS Employer
       of Incorporation or Organization)                     Identification No.)

               2550 Haddonfield Road, Pennsauken, New Jersey 08110

                    (Address of Principal Executive Offices)

                                 (856) 488-9599
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer (1), has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes  _X_   No___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 15, 2001 the Registrant had 20,507,851 shares of Common Stock outstanding.

            Transmittal Small Business Disclosure Format (check one)


Yes ______  No  ___X___

                                   REINK CORP.
                                   FORM 10-QSB
                      For the Quarter Ended March 31, 2001

                                    Index                                 Page
                                                                          Number
PART I        FINANCIAL INFORMATION

Item 1        Balance Sheet at March 31, 2001                                  3

              Statements of Operations for the three month periods
                     ended March 31, 2001 and March 31, 2000                   4

              Statements of Cash Flows for the three month periods
                     ended March 31, 2001 and March 31, 2000                   5

              Notes to Financial Statements                                    6

Item 2        Management's Discussion and Analysis or Plan of Operation      7-8

PART II

Item 1        Legal Proceedings                                                9
Item 2        Changes in Securities
Item 3        Defaults Upon Senior Securities
Item 4        Submission of Matters to a Vote of Security Holders
Item 5        Other Information
Item 6        Exhibits and Reports on Form 8 - K

SIGNATURE                                                                     10

                               REINK CORP AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEET
                                     MARCH 31, 2001
                                       (unaudited)


                                                ASSETS

CURRENT ASSETS
              Cash and Cash Equivalents                                                               $    46,217
              Accounts Receivable (less allowance for doubtful accounts of $40,000)                     1,121,276
              Inventories                                                                                 646,660
              Prepaid Expenses and Other Current Assets                                                    56,759
                                                                                                        ---------
                 TOTAL CURRENT ASSETS                                                                   1,870,912

PROPERTY, PLANT AND EQUIPMENT, net                                                                      1,338,356

GOODWILL,  net                                                                                          1,111,030
                                                                                                        ---------

                                                                                                      $ 4,320,298
                                                                                                        =========
                                 LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
              Accounts Payable                                                                        $ 1,518,451
              Accrued Expenses                                                                            444,652
              Loan Payable - bank                                                                         400,000
              Notes Payable - related parties                                                             472,500
              Mortgage Payable                                                                            604,314
                                                                                                        ---------
                 TOTAL CURRENT LIABILITIES                                                              3,439,917
                                                                                                        ---------

STOCKHOLDER'S EQUITY
              Common Stock, $.001 par value, 100,000,000 shares authorized,                                     -
                20,507,851 shares issued and outstanding                                                   20,508
              Additional Paid-In-Capital                                                                5,955,771
              Prepaid Fees and Services                                                                  (340,000)
              Accumulated Deficit                                                                      (4,755,898)
                                                                                                       -----------
                 TOTAL STOCKHOLDER'S EQUITY                                                               880,381
                                                                                                       -----------

                                                                                                      $ 4,320,298
                                                                                                       ===========

   The accompanying notes are an integral part of these financial statements.

                           REINK CORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                       ----------------------------
                                                                                       2001                    2000
                                                                                --------------------   ---------------------

REVENUES                                                                                $ 2,297,820             $ 1,818,124

COST OF GOODS SOLD                                                                        1,381,153               1,284,362
                                                                                         ----------              ---------
              GROSS PROFIT                                                                  916,667                 533,762
                                                                                         ----------              ---------

OPERATING EXPENSES
              Selling general and administrative
                          (exclusive of $200,000 of non-cash
                          compensation and fees reported below)                             721,263                 732,228
              Non cash compensation and fees                                                200,000                       -
              Research and development                                                       64,019                  67,973
              Depreciation and amortization                                                  80,343                  53,131
                                                                                         ----------               ---------
              TOTAL OPERATING EXPENSES                                                    1,065,625                 853,332
                                                                                         ----------               ---------

LOSS FROM OPERATIONS                                                                       (148,958)               (319,571)

INTEREST EXPENSE                                                                            (29,458)                 (5,350)
                                                                                            --------               ---------

              NET LOSS                                                                   $ (178,416)             $ (324,921)
                                                                                         ===========             ===========


NET LOSS PER SHARE, BASIC AND DILUTED                                                    $    (0.01)             $    (0.02)
                                                                                         ===========             ===========

WEIGHTED AVERAGE NUMBER OF SHARES
              USED IN COMPUTATION                                                        20,507,851              16,952,850
                                                                                         ===========             ===========





   The accompanying notes are an integral part of these financial statements.

                         REINK CORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASHFLOWS
                                 (unaudited)

                                                                                     Three Months Ended March 31,
                                                                               ----------------------------------------
                                                                                     2001                  2000
                                                                               ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss                                                                  $ (178,416)           $ (324,921)
                                                                               ------------------    ------------------
            Adjustments to reconcile loss to net cash used in operating activities:
                      Depreciation & Amortization                                         80,343                53,131
                      Non cash fees                                                      200,000                     -

            Changes in operating assets and liabilities:
                 (Increase) decrease in accounts receivable                             (133,390)               54,236
                 (Increase) decrease in prepaid expenses and other current assets         (5,000)              (31,409)
                 (Increase) decrease in inventories                                      120,603               121,378
                 (Increase) decrease in other assets                                     (82,542)              (79,496)
                 Increase (decrease) in accounts payable and accrued expenses             37,301                90,700
                 Increase (decrease) in payroll taxes payable                            (38,085)             (169,668)
                                                                               ------------------    ------------------
                      Total adjustments                                                  179,230                38,872
                                                                               ------------------    ------------------
                 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         814              (286,049)
                                                                               ------------------    ------------------


            CASH FLOWS FROM INVESTING ACTIVITIES:
                 Purchase of fixed assets                                                (38,129)                    -
                                                                               ------------------    ------------------
                 NET CASH USED IN INVESTING ACTIVITIES                                   (38,129)                    -
                                                                               ------------------    ------------------

            CASH FLOWS FROM FINANCING ACTIVITIES
                 Repayment of bank loans                                                (100,000)             (147,903)
                 Proceeds from issuance of note payables                                  50,000               611,500
                 Repayment of notes payable to shareholder                                (7,000)                    -
                                                                               ----------------------------------------
                 NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES                      (57,000)              463,597
                                                                               ------------------    ------------------
            NET INCREASE(DECREASE) IN CASH                                               (94,315)              177,548

            CASH AT BEGINNING OF YEAR                                                    140,532                17,362
                                                                               ------------------    ------------------
            CASH AT END OF PERIOD                                                       $ 46,217             $ 194,910
                                                                               ==================    ==================

   The accompanying notes are an integral part of these financial statements.

                        REINK CORP, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (unaudited)




1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ended December 31, 2001. For further information, refer to the financial statements and footnotes included on Form 10-KSB for the year ended December 31, 2000.


2.       LOANS PAYABLE - BANK

During April 2001, the Company amended its Bank loan agreement which had expired on November 25, 2000. The amended agreement provides for semi monthly payments of $28,572 plus interest until October 31, 2001.


3.       LITIGATION

During June 1999, the Company entered into a Product Development and Manufacturing agreement with FAES USA, Inc. (FAES), a Tennessee corporation. FAES develops specialized industrial equipment that services the ink-jet cartridge industry. Pursuant to such agreement, the Company was obligated to fund FAES development and manufacturing costs of such equipment. The Company was sued by FAES for approximately $250,000 for costs incurred. In May 2001, the Company and FAES entered into a settlement agreement for approximately $185,000 which includes an offset for amounts owed to the Company from FAES. The Company will supply FAES with ink and credit FAES with the amounts of purchase against the agreed settlement amount on a quarterly basis until December 31, 2002.

The Company has been served with various legal actions that pertain to its former subsidiary, Renewable Resources. The Company has received a default judgment for $48,000 with respect to one of the actions. Management is moving to set aside the default judgement and to dismiss these actions as they do not pertain to the Company. There can be no assurance that the Company will be successful in either setting aside the default judgment or dismissing the actions.

At March 31, 2001, a provision for loss of $225,000 has been accrued for the aforementioned litigations.

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THREE  MONTHS ENDED MARCH 31, 2001 AS
COMPARED TO THREE MONTHS ENDED MARCH 31, 2000


FORWARD LOOKING STATEMENTS

         This Form 10-QSB and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management.

When used in the filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" and similar expressions as they relate to the Company or the Company's management identify forward looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions relating to the Company's operations and results of operations and any businesses that may be acquired by the Company. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, intended or planned.


RESULTS OF OPERATIONS

     REVENUES - Total revenues increased to $2,297,820 for the three months ended March 31, 2001, compared to $1,818,124 for the same period last year. This increase was due to sales related to the new distribution contract for inkjet refill kits signed in February, 2001.

     GROSS PROFIT - Gross profit increased to $916,667 for the three months ended March 31, 2001, compared to $533,762 for the same period last year and the related gross profit margin percentage increased over the same period from 29% to 39%. This was due to the increased sales of inkjet refill kits and bulk ink which have stronger margins and the overall increase in revenues for the same period.

     OPERATING EXPENSES - Operating expenses increased to $1,065,625 for the three months ended March 31, 2000, compared to $853,332 for the same period last year. Selling, general and administrative expenses, exclusive of a non-cash charge of $200,000 related to the amortization of prepaid fees and services related to the issuance of the Company's stock during the year ended December 31, decreased slightly in 2001 compared to 2000. Excluding this non cash charge, selling, general and administrative expenses were 31% of sales compared to 40% of sales during the same period last year and total operating expenses as a percentage of sales decreased to 36%, down from 47% during the same period last year. These decreases reflect the changes made in overall operations over the past year.

     NET LOSS - As a result of the above, the Company sustained a net loss of $178,416 for the three months ended March 31, 2001 ($ .01 loss per share on 20,507,851 weighted average outstanding shares), compared with a loss of $324,921 for the same period last year. The net loss for three months ended March 31, 2001 was impacted by the $200,000 non cash charge discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its cash requirements primarily through operations, bank borrowings and sales of its securities to accredited investors. The Company's bank credit facility permitted borrowings of up to $1,000,000 against a fixed percentage of qualified accounts receivable and inventory. The interest rate of the line was twelve percent (12%). The credit facility is collateralized by accounts receivable and inventory. The credit facility terminated on November 25, 2000, and was not renewed. The bank has agreed to a payment schedule which requires that the loan be paid down bi-weekly over the period to October 31, 2001 with interest continuing at 14%.

     As of March 31, 2001, the Company had a working capital deficiency of approximately $1,569,000. The Company generated minimal working capital during the first quarter. In addition, the Company expects that the growth and expansion of operations will require capital infusions of a minimum of $1 million dollars necessary to fund the purchase of inventory and to meet the Company's working capital needs. The Company anticipates raising additional capital through the issuance of its securities to accredited investors and obtaining traditional lines of credit. The specific terms of any equity or debt financing will be subject to negotiation with potential investors. There can be no assurances that the Company will be successful in obtaining this additional financing.

         The Company has no present commitment that is likely to result in its liquidity increasing or decreasing in any material way. In addition, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in, the Company liquidity increasing or decreasing in any material way. The Company has no material commitments for capital expenditures. The Company knows of no material trends, favorable or unfavorable, in the Registrant's capital resources.

                                   REINK CORP.



                                     PART II
                                OTHER INFORMATION

Item 1    Legal Proceedings

               During June 1999, the Company entered into a Product Development and Manufacturing agreement with FAES USA, Inc. (FAES), a Tennessee corporation. FAES develops specialized industrial equipment that services the ink-jet cartridge industry. Pursuant to such agreement, the Company was obligated to fund FAES development and manufacturing costs of such equipment. The Company was sued by FAES for approximately $250,000 for costs incurred. In May 2001, the Company and FAES entered into a settlement agreement for approximately $185,000 which includes an offset for amounts owed to the Company from FAES. The Company will supply FAES with ink and credit FAES with the amounts of purchase against the agreed settlement amount on a quarterly basis until December 31, 2002.


Item 2    Changes in Securities

          None

Item 3    Defaults Upon Senior Securities

          None

Item 4    Submission of Matters to a Vote of Security Holders

          None

Item 5    Other Information

               The Company has financed its cash requirements primarily through operations, bank borrowings and sales of its securities to accredited investors. The Company's bank credit facility permitted borrowings of up to $1,000,000 against a fixed percentage of qualified accounts receivable and inventory. The interest rate of the line was twelve percent (12%). The credit facility is collateralized by accounts receivable and inventory. The credit facility terminated on November 25, 2000, and was not renewed. The bank has agreed to a payment schedule which requires that the loan be paid down bi-weekly over the period to October 31, 2001 with interest continuing at 14%.

Item 6    Exhibits and Reports on Form 8-K
          (a)   Exhibits

          10.1    AMENDMENT NO. 1 TO LOAN DOCUMENTS
          10.2    AMENDED AND RESTATED PROMISSORY NOTE
          10.3    MODIFICATION NO. 1   MORTGAGE, ASSIGNMENT OF LEASES AND RENTS,
                             AND SECURITY AGREEMENT


          (b)   Reports on Form 8-K
                None

                                   SIGNATURES

                      In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                             REINK CORP.
                                                             (Registrant)



         Date May 15, 2001                               By:/s/William Gallagher
                                                               -----------------
                                                               William Gallagher
                                                               President