Form 10KSB/A
period 2000-12-31
REINK CORP
filed 2001-08-10
CIK 1103544

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                          COMMISSION FILE NO.: 0-31040

                                   REINK CORP.
                                  -------------
                 (Name of Small Business Issuer in its Charter)

   Delaware                                                     65-0602729
--------------                                             ---------------------
(State or other jurisdiction                                  (IRS Employer
 of incorporation or organization)                         Identification No.)

               2550 Haddonfield Road, Pennsauken, New Jersey 08110
               ---------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (856) 488-9599
                           --------------------------
                           (Issuer's telephone number)

   (Former Name, Former Address and Formal Fiscal Year, if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act:

                    None                                             None
                  --------                                         --------
         (Title of Each Class)                            (Name of Each Exchange
                                                            on which Registered)

               Securities registered pursuant to 12(g) of the Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB. (X)

State issuer's revenues for its most recent fiscal year: $7,398,953.

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing sales price for the common stock of $1.00 per share as reported in the Pink Sheets LLC on March 30, 2001, was approximately $12,368,852. The shares of Common Stock held by each officer and director and by each person known to the Company to own 5% or more of the outstanding Common

Stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 30, 2001, there were 20,507,851 shares of the Registrant's Common Stock issued and outstanding after giving effect to a three-for-two forward stock split effective September 28, 2000.

                                   REINK CORP.



                                TABLE OF CONTENTS

                                                         Page
PART I

Item 1.  Business.........................................3

Item 2.  Properties.......................................13

Item 3.  Legal Proceedings................................14

Item 4.  Submission of Matters to a
           Vote of Security Holders.......................14

PART II

Item 5.  Market for Company's Common Equity
           And Related Stockholder Matters................14

Item 6.  Management's Discussion and
           Analysis or Plan of Operations.................15

Item 7.  Financial Statements and Supplementary Date......18

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

ITEM 1.  BUSINESS

CORPORATE HISTORY

     Reink Corp. ("Reink" or the "Company") is an established manufacturer and marketer of environmentally conscious quality aftermarket ink products for the imaging consumables market. (See: Environmental Compatibility of Products.) Products include ink jet and remanufactured laser toner cartridges, inkjet refill kits, remanufactured inkjet cartridges, thermal printer film, impact printer ribbons, bulk ink and a wide range of speciality inks for industrial printer applications. The Company generated sales of approximately $7,500,000 in 1999 and $7,400,000 in 2000. The Company currently employs 85 full time employees, 65 of whom are located in the Company's main facility in Pennsauken, New Jersey and 20 of whom are located in Cookeville, Tennessee.

     The Company has three (3) wholly-owned subsidiaries. Reink Imaging USA, Ltd. is headquartered in Pennsauken, New Jersey where the Company maintains its principal administrative offices, and manufactures impact printer ribbons, remanufactured toner cartridges, and inkjet refill kits . Reink Imaging USA, Ltd. also operates a facility in Cookeville, Tennessee that remanufactures inkjet cartridges, produces bulk ink and conducts research and development. Brittany L.L.C. is a limited liability company located in Pennsauken, New Jersey, which owns the real property upon which the Reink Imaging USA, Ltd. operations are conducted. Reink Canada Corp. is a Canadian corporation with minimal operations formed to handle future sales in Canada.

     Reink was incorporated in Delaware on March 6, 1999 and, on April 9,1999, acquired the stock of Renewable Resources, Inc.("Renewable"). On May 19, 1999, Reink was acquired by Newmarket Strategic Development Corp. ("Newmarket") for 11,850,000 shares of Newmarket stock pursuant to a Plan of Merger between Reink and Newmarket. Newmarket then changed its name to Reink Corp. On September 30, 1999, Reink, through its wholly owned subsidiary, Reink Imaging USA, Ltd. ("Reink Imaging") purchased all of the assets and assumed all of the liabilities of Assembly Services Unlimited, Inc. ("Assembly") and 100% of the membership interest of Brittany LLC. ("Brittany" ), the entity owning the real property upon which Assembly conducted its operations. On June 30, 2000, the Company sold 100% of the stock of Renewable back to its former founder. The Company retained certain assets of Renewable including cash, inventory, and its principal operating assets which the Company had collateralized under a security agreement. The Company also agreed to supply certain ink products to Renewable at an agreed upon price.

THE INDUSTRY

     The market for aftermarket imaging supplies is in excess of $25 billion 1. The internet, combined with increased price sensitivity, new distribution channels such as print-on-demand kiosks, downloadable content, and portable display devices has increased the overall requirement for printing.

     While the internet has enhanced our ability to communicate electronically, it is far from paperless. Offices and homes with access to the Net will print more documents as users demand hard copies of information retrieved. According to PC Computing, consumers with an internet connection and an ink jet printer will consume 64% more paper and ink than those without an internet connection2.

     Advances in technology continue to create new markets for printer technology. Digital cameras and photo-quality ink jet printers for example were not economically available to consumers five years ago. With color printers now capable of quickly producing crisp prints, the demand for color in business documents will grow. Advances in printer technology also gave rise to new industrial applications like vehicle graphics and product coding. In the United States alone, there are over 437,000 creative firms, brand marketing firms, design firms, advertising agencies, general marketing firms, and internal departments of many organizations that are high volume users of imaging consumables.
     As companies and offices focus on cost reduction, they turn to one of the largest cost components that being imaging supplies. Where hardware was once the largest cost in running an office, decreased hardware pricing has shifted the focus to the large amount spent on consumables. Companies must look at alternatives that can provide savings on the largest category within office expense.
--------
1 Cart Magazine, March 2001, USA Desktop Inkjet Cartridges: OEM v. Aftermarket Update
2   Source: PC Magazine, November 21, 2000; PC Computer, October 1999

     The Original Equipment Manufacturers ("OEMs") have developed a strong installed base by dropping prices on hardware to increase the usage of consumables thereby creating an annuity known as the razor/razor blade concept. In doing this, OEMs such as Hewlett Packard, earn a large percentage of their revenues and profits from imaging supplies. As a result they have opened the door for companies such as Reink to provide cost effective alternatives. As consumers focus on cost and environmental issues, there will be an increased awareness of the alternatives available to the OEM replacement cartridges.

     The picture is clear: the "fuel" that printers, copiers and multi-function output devices require is ink, toner and impact ribbons. These products are fast becoming the mainstay of this dynamic, high volume, high margin, repeat business. Reink's strategic vision is to re-engineer the industry by providing the customer with a viable alternative in aftermarket imaging solutions that are cost effective and environmentally friendly.

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

         Laser toner cartridges

     The Company re-manufacturers laser toner cartridges. An extensive manufacturing process ensures that all cartridges sold meet or exceed the original OEM's performance standard. The Company's research and development staff has enabled us to remanufacture a top quality product at a fraction of the cost. There is still substantial growth taking place in this market segment. Reink plans to aggressively develop market share by selling products through its existing customer networks as well as developing new business.

Ribbon

     The Company manufactured approximately 660,000 pounds of bulk ink in 1999, and approximately 675,000 pounds in 2000.

     Ribbon products still represent an important and profitable segment of the market place. The ribbons are primarily sold by the Company for use in cash registers and credit card machines. Although the size of the overall market is diminishing it still represents a significant opportunity for the Company.

         Bulk ink

         Applications Using Industrial Ink Jet Inks Include:

         o        Mailing Systems
         o        Unit Pack Printing Systems
         o        Packaging Systems

         o        Wide Format Printing (used in graphic arts/signage industries)

         o        Tag and Label Printing Systems

         Current Industrial Ink Products:

         o        Mailing   Systems   Based  on  Piezo3  and  Thermal  Printhead
                  Technology4
         o        Optical  Character  Recognition ("OCR")5, Fast Dry  and  Color
                  Inks
         o        Bulk Feed Systems
         o        4 Print heads from one bulk ink reservoir
         o        Color Inks including Fluorescence "Neon" colors
         o        On Target Technologies (OTT)6
--------
         3 A Piezo printhead uses a Piezo crystal. This is a shortened term for Piezoelectric Ceramic Crystal. This material has the ability to expand and contract with the application of electric current. This ability allows a Piezo to be the engine in a very small pump. Since it has no moving parts, the durability of the material is extremely good.

         4 Thermal Printhead. This term is also called Bubble Jet. It describes the technology of using a thermistor or small heater to instantaneously boil a water based ink to form a bubble. This bubble causes the ink to shoot from the printhead to the substrate. This is used by Canon, Hewlett Packard, Lexmark and other manufacturers. This is a less expensive method and can shoot an ink drop at 1000 to 6000 times a second. A thermistor can burn out faster than a Piezo but the printheads usually have enough life to be re-inked 4 to 14 or more times. With this technology, the printhead and the ink reservoir are usually attached.

         5 This is an abbreviation for the term Optical Character Recognition. This designates when a printed character is of a particular style or specific printed intensity so that it can be read by a machine that usually has an optical scanner.

         6 This is the name for a company. It does not designate a technology. The company makes a particular style of Piezo printhead.

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

         o Over one-half of the Company's bulk ink products are used in the remanufacturing of ink jet cartridges made by other companies. This manufacturing process greatly contributes to the reduction of the quantity of cartridges that would otherwise be disposed of in landfills.

         o The Company's cartridge refill kits are designed to recycle the majority of all ink jet cartridge types from 1 to 6 times resulting in an overall reduction of cartridge waste.

         o The Company is implementing an Environmental Management System (EMS)8 with the goal of attaining a Green Level (TP3) certification9.


-----------
         7 This is the name for a particular style of ink jet printhead recently marketed by NuKote before selling it to a competitor called Xaar. This is a unique Piezo printhead that uses something called a "Shared Wall" type of print engine. This type of technology is just now becoming popular in the field.
         8 An Environmental Management System is a tool to improve environmental performance by providing a systematic way of managing a company's environmental affairs. Reink's primary focus in achieving its EMS goals is the manufacture of inks that are environmentally friendly.
         9 TP3 is an environmental certification based upon the following conservation criteria: clean air, land and water conservation, hazardous chemicals handling/reduction, energy conservation and water reduction.

TRADEMARKS

         Reink is a registered trademark owned by the Company and recognized throughout the industry. The Company's formulas are closely guarded as trade secrets.


SALES, MARKETING AND DISTRIBUTION

         Sales and Marketing

         From the origins of Renewable Resources, sales have grown from $120,000 in 1993 to approximately $7,400,000 million in 2000. The overall strategy of the Company is to focus on core strengths and identify the product demands of the imaging supplies market. The Company's goal is to produce high quality ink which can be sold within a wide number of formats thus minimizing the Company's reliance on any one segment, channel or customer. Our strategy will focus on the following channels:

         o           Distributors to the Retail channel
         o           Industrial market
         o           Government  and Corporate  channels
         o           End Consumers - eBusiness
         o           Wide Format and related markets.

         Distributors to the Retail Channel

         The Company will leverage existing retail strategic relationships which certain key distributors have established in order to increase sales into the retail segment. This strategy will allow the Company to focus on the products as opposed to dealing with the packaging and programs necessary to maintain the retail relationship. The Company produces products which will be sold under different names or brands which will eliminate the need for marketing or other programs. This strategy has been successfully implemented in other product categories such as soft drinks (Cott Corporation, NASDAQ:COTT) and throughout the retail industry.

     The Company, through its wholly-owned subsidiary, Reink Imaging USA, Ltd., entered into a contract in February 2001 with Reusable Technologies, Inc. which is expected to generate, pursuant to the terms of the contract, minimum revenues of $5 million in the first year and $7 million in the second year. The Company has already shipped in excess of $1,300,000 in orders to this customer through March 31, 2001.


         Industrial Market

     The Company is leveraging OEM relationships and ink expertise to develop new products for sales into the wide format digital printing market, the digital photography field, and the industrial printing market. The industrial printing market includes such applications as addressing labels, postal bar coding and package coding. All consumer packaging companies, from Proctor and Gamble to beverage companies such as Coke and Pepsi, use inkjet printing for packaging codes. This market is currently evolving and the Company is just commencing the launch of a product line into this channel.

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

         End Consumers - eBusiness

     The Company has entered into an agreement with Reusable Technologies, Inc. which will provide the channel to sell direct to the end consumer. There are a large number of fragmented resellers of products which will provide the engine to generate sales of the Company's products direct to the end consumer.

     The Company has begun selling to QVC through a distributor and expects that this direct channel to the consumer will increase the awareness/education levels related to alternatives to the OEM products. This increased awareness will drive the demand for cost effective and environmentally friendly refillable technology.

         Wide Format and Related Markets

     The Company has identified an internet technology whereby it will be able to provide end- users, retail consumers and bulk ink customers with an "engine" which will be accessed through the Reink internet site. This will allow our customers the ability to target and store high-resolution digital images and allow customers to access those proprietary images on an "as needed" basis through a designated website. Retail/end-users, through our "Idea Center", will be able to access various high quality digital graphics for numerous small business applications, (i.e., brochures, logos) or personal use.

     Additionally, the Company is broadening its line of hard copy supplies and products through strategic alliances. This is accomplished by seeking out leading companies in the dyes and sublimation ink markets who have the ability to print on more porous surfaces (i.e., glass and earthenware), special durable inks for fabric printing, thermal transfer ribbons for bar coding, label printing and MICR10 inks for check printing. Throughout all of business and marketing, inkremains a fundamental component of communication through items such as billboards and point- of-sale materials. The Company's strategy focuses on the areas where ink is consumed and how best to penetrate these channels.

     The Company has identified several companies that cater to certain types of businesses with which the Company will discuss strategic alliances to grow the Company and increase revenues. An example of this segment would be beer distributors and their need for point of sale material. In the past the printing of this material was centralized and posters were shipped out to the resellers of beer. This was costly due to leftover materials being date sensitive and further, customization for specific locations being difficult. This function is being pushed out to the distributors who, in turn, can print in smaller runs on wide format printers to customize and improve the timely delivery of point of sale materials. This new segment of the market for ink and related products will start to emerge as the number of wide format printers increases resulting in a reduction of the distributor's own printing costs. This business is fragmented with a number of small players but no dominant supplier. The Company is positioning itself to capitalize on what the Company anticipates will be a profitable new developing market through high quality products and strategic acquisitions within the market segment. There can be no assurance that the Company's strategy will result in the Company becoming a significant supplier to this market segment.

          Distribution


     The Company primarily sells its products to distributors who in turn sell into the retail channel as well as other channels. The Company has recently signed an exclusive contract with Reusable Technologies, Inc., for the worldwide distribution to the wholesale and retail markets all inkjet refill kits, replacement packs, and all associated components. Other products are sold


--------
     10 An abbreviation of the term Magnetic Ink Character Recognition. It describes an ink technology used almost exclusively on checks. This ink is used to print the account number and amount on the bottoms of cancelled checks. As the check then passes through a reader, the ink is magnetized and subsequently read by the system to date. No one has ever been able to print this type of ink successfully with ink jet because it uses a material called iron oxide whose particles are too big to print through an ink jet print engine.

through non- exclusive arrangements with various distributors. The Company's two largest customers are Distinguished Brands, Inc. and Marathon Ribbons, Inc., representing 31% and 19% of sales for the fiscal year ended December 31, 2000.


RESEARCH AND DEVELOPMENT

     The Company devotes a part of its budget to new product development ("R&D") (approximately $400,000 per year during 1999 and 2000) and quality control
(approximately $100,000 per year). The Company's R&D staff in Tennessee is comprised of seven (7) highly respected chemists and engineers. The R&D team has developed over 150 ink formulations and ink refill systems for:

        o Major compatible cartridge manufacturers in Asia and the U.S., including products for the U.S. Government Services Administration (GSA) contract. Working through an approved GSA vendor, regular re-orders are commonplace and this business will become an "annuity" for Reink
        o Leading rechargers in the American recycling industry, including Mexico and South America
        o      Major office superstores and OEMs, such as Okidata and Olivetti
        o Major accounts in the postal/addressing field requiring specialty inks for OCR and bar coding applications
        o      The new digital printing and digital photography markets
        o The graphics arts and sign industries to meet the needs of package bar coding, postal/addressing and wide format digital printing

         One of the fastest growing sectors of the imaging products and computer industries is ink jet. The Company was a vital part of this growth offering key technological advances in:

        o Pigments - new ink jet formulas using precisely controlled dispersion of particles for outstanding fade and water resistance

        o New 6-Color Systems - this has dramatically broadened the horizon of color printing options, especially in the digital camera field

        o Industrial Inks - several postal addressing inks with fast dry times and high contrast for OCR; porous and non-porous (film) inks for the packaging field, especially good for high definition bar code printing

        o Photographic Quality Inks - this development requires precise control of droplet size and substrate interaction which is achievable based on the expertise of the R&D team

        o      Bright Colored Pigment Inks

        o Neon Inks - Reink has developed a full line of neon ink jet inks. It is an emerging technology featuring increased color enhancement branded ink jet printing in the children's market and for greeting card applications

MANUFACTURING AND PRODUCTION

     The Company operates two (2) facilities. The Company's headquarters and main operations are located in Pennsauken, New Jersey, in a 32,000 square foot facility. There is room to expand and add approximately 8,000 square feet as operations demand. The Company makes matrix ribbons, remanufactures laser toner cartridges, and ink jet refill kits at the Pennsauken facility. The Company also leases an additional 4,650 square feet of nearby warehouse space. The Company employs approximately 65 full time employees at the Pennsauken site.

     The Company also leases 10,000 square feet in Cookeville, Tennessee. The Cookeville facility manufactures bulk ink and remanufactures ink jet cartridges. Additionally, all research and development is conducted at the Cookeville location. The Company employs approximately 20 full time employees in Cookeville, of which 7 are involved in research and development and quality control.

COMPETITION

     The imaging supplies business is intensely competitive. In both impact11 and non-impact12 markets, the Company faces competition from both OEMs as well as other aftermarket manufacturers.

         Retail aftermarket competitors include American Ink Jet, Jetfill, Inc., Nu-Kote International, DataProducts and Formulabs.
         OEMs currently dominate the market for the majority of toner products and ink jet supplies. However, the market for compatible toner supplies is still developing and currently there are several independent competitors in this market.

--------
         11 Any inking method that uses "impact" to make a mark on paper. Examples of this are typewriters or matrix printers. They push a formed character into a ribbon that is then pushed onto the paper thus making a mark using impact.

         12 Any inking devise that does not impact or hit the paper to make a mark. Examples of this are ink jet (where the drop is "shot" from the printhead to make a mark on the paper) and xerography (where a laser beam is used to charge the paper). Like a Xerox copier, the paper is then placed in contact with a charged toner. The toner sticks to the charged places on the paper and does not stick to the uncharged places. Both technologies then make a mark without hitting or impacting the paper.

     In the industrial market, OEMs control 90% of the ink jet aftermarket. The major OEMs are Videojet, who has just acquired Marsh (strong in the corrugated packaging field). Videojet is the leader in the carton and individual pack coding market. Their major competition is Domino Amjet, Willett International, Diagraph, Matthews, Markem and several other significant players. The ink jet packaging printer market is estimated at $800 million annually, with $150 million attributable to bulk ink sales. Systems based on Trident's Piezo electric printhead technology represent $80 million of this market13.

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

     COOKEVILLE, TENNESSEE - On September 12, 1999, the Company entered into a lease for a 10,000 square foot office and warehouse facility located in Cookeville, Tennessee for a term of sixty (60) months at a cost of $4,450 per month for the first sixty (60) month period with an option for a second sixty
(60) month term at $5,450 per month. The Company believes the facility to be well maintained, in substantial compliance with environmental laws and regulations, and adequately covered by insurance. The Company also believes that the leased facility is not unique and could be replaced, if necessary, at the end of the term of the existing lease.

     ONTARIO, CALIFORNIA - On May 1, 2000, the Company entered into a lease for a 4,000 square foot office and warehouse facility located in Ontario, California for a term of twelve (12) months at a cost of $2,029 per month. The Company believes that the facility is well maintained, is in compliance with environmental laws and regulations, and adequately covered by insurance. The Company also believes that the leased facility is not unique and could be replaced, if necessary, at the end of the term of the existing lease.

ITEM 3.           LEGAL PROCEEDINGS

         From time to time, the Company may be involved in litigation that arises in the normal course of business operations.

----------------
         13 The estimates and related information contained in the Competition section are based upon internal research developed by the Company's Research and Development department. There can be no assurance that the Company's estimates are accurate.

     During June 1999, the Company entered into a Product Development and Manufacturing Agreement with FAES USA, Inc. (FAES), a Tennessee corporation. FAES develops specialized industrial equipment that services the ink-jet cartridge industry. Pursuant to such agreement, the Company was obligated to fund FAES development and manufacturing costs of such equipment. In March 2000, Reink was sued for breach of contract by FAES for approximately $250,000 in the Chancery Court for Williamso County, Tennessee, Case No. 26905. In August 2000, the Company filed an answer and counterclaim against FAES. The Company and FAES entered into a settlement agreement and mutual release in May, 2001. The settlement provides for FAES to receive Reink product to be credited against an outstanding balance of $241,000 with the outstanding balance to be fully satisfied by December 2002. The complaint was dismissed with prejudice in June 2001.

     In July 2000, Osmonics, Inc. filed a complaint in the Chancery Court for Putnam County, Tennessee, Case No. 200-218 against Reink Imaging USA, Ltd. a/k/a Wildan Services, Inc. a/k/a Renewable Resources, Inc. alleging breach of contract by Renewable Resources, Inc. Reink Imaging USA, Ltd. filed a pro se response with the Court, which response was not accepted by the Court as an answer. In October 2000, a default judgement was entered against Reink Imaging USA, Ltd. in the amount of $49,282.61 plus court costs. In February 2001, the Company filed a Motion for Relief from Judgment. In June 2001, the Court entered an order setting aside the default judgment. The case remains pending.

     In November 2000, Bayer Corporation filed a complaint in the Superior Court for New Jersey, Camden County, Case No. 745100 against Renewable Resources, Inc. and Reink Imaging USA, Ltd. alleging breach of contract and seeking damages in the amount of $17,402.50. The Company's legal counsel has provided the Plaintiff with documents evidencing that Reink Imaging USA, Ltd. is not a successor corporation to Renewable Resources, Inc., nor is Reink Imaging USA, Ltd. contractually obligated for the debts of Renewable Resources, Inc. If the Plaintiff fails to voluntarily dismiss Reink Imaging USA, Ltd., then Reink Imaging USA, Ltd will file an answer and appropriate affirmative defenses.

     In February 2001, Tiger Direct, Inc filed a complaint in the Superior Court for New Jersey, Bergen County, Case No. BER-L-1605-01 against Reink Corp. alleging breach of contract and seeking damages in the amount of $22,747.46. In May 2001, the Company filed an answer and affirmative defenses based upon Tiger Director's failure to obtain written approval of the advertising text and layout utilized in the Reink catalog produced by Tiger Direct. The contract between the parties provided, inter alia, that Tiger Direct obtain prior written approval of the advertising text and layout from Reink, which prior written approval Tiger Direct has failed to produce.

     In March 2001, Holly's HPI Printing filed a complaint in the Superior Court of New Jersey, Camden County, alleging breach of contract and seeking damages in the sum of $23,949.00. The Company's legal counsel has provided Plaintiff with documents evidencing that Reink Imaging USA, Ltd. is not a successor corporation to Renewable Resources, Inc., nor is Reink Imaging USA< Ltd. contractually obligated for the debts of Renewable Resources, Inc. If the Plaintiff fails to voluntarily dismiss Reink Imaging USA, Ltd., then Reink Imaging USA, Ltd will file an answer and appropriate affirmative defenses.

         The Company assumed the defense of an administrative complaint that the United States Environmental Protection Agency ("USEPA") filed against Renewable

Resources in October 1999, in Region IV EPA (Atlanta, Georgia), Case No. SDWA-04-99-032, alleging that the disposal of certain ink products into a septic system was a violation of the Clean Water Act. The EPA was seeking damages of $150,000, but through negotiations has reduced the damage claim to $7,000. The Company and USEPA are currently engaged in additional negotiations to resolve all remaining issues.

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

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

     The Company's Common Stock commenced trading in the Pink Sheets LLC under the symbol "RINC" on May 11, 2000. Set forth below is the range of high and low bid information for the Company's Common Stock for the period commencing May 11, 2000 (the inception of trading) through March 30, 2001. This information represents prices between dealers and does not reflect retail mark-ups or mark-downs or commissions, and may not necessarily represent actual market transactions.

Fiscal Period                                            High Bid      Low Bid

2000:
Commencement of trading (May 11, 2000)*..................$  .71      $   .58
Second Quarter ended June 30, 2000*......................  1.25          .71
Third Quarter ended September 30, 2000*..................  1.43         1.20
Fourth Quarter ended December 31, 2000...................  1.06          .60

2001:
First Quarter ended March 30, 2001.......................  1.00         1.00

*Adjusted for a 3-for-2 stock split effective September 29, 2000.

     The closing bid price for the Company's Common Stock on March 30, 2001 was $1.00 per share.

     As of March 31, 2001, there were approximately 173 record holders of the Company's Common Stock. Moreover, additional shares of the Company's Common Stock are held for stockholders at brokerage firms and/or clearing houses, and therefore the Company was unable to determine the precise number of beneficial owners of Common Stock as of March 31, 2001.

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

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes appearing elsewhere in this Form 10-KSB.

GENERAL

     The Company was incorporated in Delaware on March 3, 1999, and as discussed below, acquired on April 9, 1999, the stock of Renewable. Renewable distributes bulk ink, toner cartridges, and ribbons for sale to customers as well as ink for use in the manufacture of ink jet refill kits, using a patented method to safely and economically refill ink jet cartridges and re- manufacture compatible cartridges. The products are sold to both wholesale distributors and retail office supply stores, both domestically and internationally.

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

     On May 19, 1999, the Company was acquired by Newmarket Strategic Development Corp. ("Newmarket") for 11,850,000 shares of Newmarket stock pursuant to the Plan of Merger between the Company and Newmarket. Newmarket then changed its name to Reink Corp.

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

     OPERATING EXPENSES - Operating expenses increased to $5,114,517 in fiscal year ended 2000 from $4,533,697 in fiscal year ended 1999, which was primarily the result of stock issued for services rendered as part of the restructuring. Selling, general, and administrative expenses decreased as a result of office closures and an overall streamlining of the Company's operations.

     NET INCOME (LOSS) - As a result of the above, the Company sustained a net loss of $(2,788,837) for the fiscal year ended December 31, 2000 ($.15 loss per share on 18,588,163 weighted average outstanding shares), compared to a net loss of $(1,270,103) for the fiscal year ended December 31, 1999 ($.07 loss per share on 16,952,850 weighted average outstanding shares).

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

     As of December 31, 2000, the Company had a working capital deficiency of approximately $(935,000). The Company is not currently generating sufficient working capital to fund its projected operations for the next fiscal year. In addition, expansion of operations will require capital infusions of a minimum of $1,500,000 to fund the purchase of inventory and to meet the Company's working capital needs. The Company anticipates raising additional capital through the issuance of its securities and obtaining traditional lines of credit. The specific terms of any equity or debt financing will be subject to negotiation with potential investors. There can be no assurances that the Company will be successful in obtaining this additional financing.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The officers and directors of the Company, and further information concerning them, are as follows:

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

     ROBERT SINATRA joined the Company in October 1999 as Secretary/Treasurer and assumed additional duties as Vice President of Finance of Reink Imaging USA, Ltd., a wholly owned subsidiary of the Company. From June, 1998 through September, 1999, Mr. Sinatra served as controller of Assembly Services Unlimited, Inc. which was purchased by the Company during 1999. From October, 1987 through June, 1999, Mr. Sinatra served as controller of BDP International, Inc., a Philadelphia, Pennsylvania international freight forwarder and customs house broker. Mr. Sinatra secured a B.A. in accounting from Rutgers University in 1978.

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

     Directors of the Company serve until the next annual meeting of stockholders of the Company and until their successors are elected and duly qualified. Officers of the Company will be elected annually by the Board of Directors and serve at the discretion of the Board. The Company has in place an employment agreement with its President and Chief Operating Officer, Mr.
Gallagher, and its Secretary and Treasurer, Mr. Sinatra. See Item 10 - "Executive Compensation, Employment Agreements".

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

(1) Indicates annual automobile allowance.

The following table sets forth information concerning Options granted to our officers and directors during the year ended December, 2000, pursuant to our Employee Stock Option Plan. No stock appreciation rights ("SAR's") were granted.

                                                     Percent of
                           Number of                 Total Options
                           Shares                    Granted to
                           Underlying                Employees in               Exercise Price
Name of Individual         Options Granted           Fiscal Year                Per Share        Expiration Date
------------------         ---------------           --------------             ----------       ---------------

William E. Gallagher       225,000                   20.1%                      $ .67            5/25/2010

William M. Smith           225,000                   20.1%                      $ .67            5/25/2010

Robert P. Sinatra          150,000                   13.4%                       $.67            5/25/2010


     The following table sets forth information as to Options held by the executive officers named in the Summary Compensation Table

                                                                       Number of
                                                                       Securities                Value of
                                                                       Underlying                Unexercised
                                                                       Unexercised               In-the-Money
                                                                       Options at                at Fiscal
                                                                       Fiscal Year End           Year End
                           Shares                                            -                        -
                           Acquired                  Value             Exercisable/              Exercisable/
Name of Individual         Upon Exercise             Realized          Unexercisable             Unexercisable
------------------         -------------             --------          ---------------           --------------

William E. Gallagher             N/A                   N/A             0 / 225,000               0 / 150,000

William M. Smith                 N/A                   N/A             0 / 225,000               0 / 150,000

Robert P. Sinatra                N/A                   N/A             0 / 150,000               0 / 100,000


EMPLOYEE STOCK OPTION PLAN

     On April 5, 2000, the Company's Board of Directors (the "Board") approved an Employee Stock Option Plan (the "Option Plan") subject to approval by the Company's shareholders. Under the Option Plan, the Board in its discretion, may grant stock options to purchase common stock of the Company to officers and employees, including directors who are employees of the Company. The Board authorized the reservation of 1,000,000 common shares in conjunction with the authorization to grant an aggregate of 1,000,000 options pursuant to the Option Plan. The shareholders approved the Option Plan on April 6, 2000. After taking into consideration the Company's 3:2 forward stock split, the authorized number of options and underlying common shares is 1,500,000.

     On May 26, 2000, the Company's Board of Directors approved the grant of stock options to various employees. The options have an exercise price of $.67 per share and vest over a period of three (3) years. A total of 1,117,500 options were granted to various employees and officers under the Option Plan.

     As of December 31, 2000, there remain 382,500 options available for grant. Additional options may become available to the extent outstanding options terminate or expire unexercised.

     As of December 31, 2000, stock option activity is summarized as follows:

                                            Number of Options
Options                                     and Underlying Shares               Exercise Price
----------                                  ---------------------               --------------
Authorized                                       1,500,000                             n/a
Granted                                          1,117,500                            $.67
Exercised                                               -0-                            n/a
Cancelled                                               -0-                            n/a

Available for grant
     at December 31, 2000                          382,500                             n/a

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

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of the date of this Report, by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) officers and directors of the Company as a group:



                                                                                Shares of Common          Percentage of
Name and Address                    Position                                    Stock Owned 1             Ownership
----------------                    ---------                                   ---------------------     --------------

William E. Gallagher                Director, President, and                          1,425,000               6.9%
c/o Reink Corp.                      Chief Operating Officer
2550 Haddonfield Road
Pennsauken, NJ 08110

William M. Smith                    Director, and Chief                                 300,000               1.5%
c/o Reink Corp.                     Financial Officer
2550 Haddonfield Road
Pennsauken, NJ 08110

Wayne J. Maddever                   Director                                             39,000                .2%
c/o Reink Corp.
2550 Haddonfield Road
Pennsauken, NJ 08110

Robert Sinatra                      Secretary and Treasurer                              75,000                .4%
c/o Reink Corp.
2550 Haddonfield Road
Pennsauken, NJ 08110

Anthony M. Pallante
c/o Manchester Consolidated Corp.   Shareholder                                      3,150,0002              15.4%
120 Adelaide Street West
Suite 2401
Toronto, Ontario,  M5H 1T1

Thomas J. Irvine
c/o 4C Holdings, Inc.               Shareholder                                      3,149,9993              15.4%
21670 Frontenoc Court
Boca Raton, Fl 33433

All officers and directors
as a group (4 persons)                                                                    1,839               9.0%
----------------------------------

         1 As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

         2 The shares are issued in the name of Manchester Consolidated Corp. which is controlled by Anthony M. Pallante, former Chairman of the Company's Board of Directors

         3 The shares are issued in the name of 4C Holdings, Inc. which is controlled by Thomas J. Irvine, former Director, President and CEO of the Company, and controlling shareholder in Reusable Technologies, Inc., through whom the Company has a contract to distribute certain products.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On May 19, 1999, Reink was acquired by Newmarket Strategic Development Corp. ("Newmarket") for 11,850,000 shares of Newmarket stock pursuant to a Plan of Merger between Reink and Newmarket. Newmarket then changed its name to Reink Corp. In connection with the issuance of shares to Reink Corp., Anthony Pallante, through Manchester Consolidated Corp., received 3,150,000 shares; former officer and director Thomas Lawrence received 3,150,000 shares; former officer and director Thomas Irvine, through 4C Holdings, Inc., received 3,149,999 shares; and William M. Smith received 75,000 shares.

     In December, 1999, the Company sold 1,390,350 shares of the Company's Common Stock at $.83 per share for an aggregate of $1,158,625.00 net of expenses pursuant to an August 1999 Private Placement Offering to sixty-seven (67) accredited investors. In connection with the issuance of the Company's securities to these accredited investors pursuant to the private placement, the Company relied on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended (the "Act") for exemption from the registration requirements of the Act.

     Pursuant to an agreement dated September, 1999, in January and May, 2000, the Company issued an aggregate of 1,200,000 shares of Common Stock in connection with the Company's acquisition of Reink Imaging and Brittany LLC. The Company issued 712,500 common shares at $.73 per share in January, 2000, and 487,500 common shares at $1.17 per share in May 2000. The Company paid $1,091,250 for Reink Imaging and $250,000 for Brittany.

     In May 2000, the Company issued 300,000 common shares at $1.17 per share to William E. Gallagher in consideration for his modification and extension of a note dated September 30, 1999, in the principal amount of $250,000. The note was made in connection with the Company's acquisition of Brittany LLC. The terms of the note required twelve (12) equal monthly payments with the final payment due September 2000. Mr. Gallagher agreed to convert the note to a demand note payable at an unspecified future date.

     In May 2000, the Company issued 900,000 of the common shares at $.80 per share and 112,500 common shares at $1.17 per share to three (3) entities for consulting and professional services rendered.

     In May 2000, the Company issued to William M. Smith 225,000 common shares at $1.17 per share for services rendered.

     In June and July 2000, the Company sold nine (9) units of the Company's securities to two (2) accredited investors for aggregate consideration of $450,000. Each Unit consisted of 37,500 shares of Common Stock and 22,500 Common Stock Purchase Warrants, at a cost of $50,000 per Unit. Each Common Stock Purchase Warrant is exercisable to purchase one (1) share of the Company's Common Stock at $.84 per share during the five (5) year period commencing from the issuance date. In connection with the issuance of the Company's securities to these accredited investors pursuant to the private placement, the Company relied on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended (the "Act") for exemption from the registration requirements of the Act.

     In October  2000,  the  Company  sold  600,000  shares of Common  Stock and
360,000 Common Stock Purchase Warrants to one (1) accredited investor for aggregate consideration of $800,000. Each Common Stock Purchase Warrant is exercisable to purchase one (1) share of the Company's Common Stock at $.84 per share during a five (5) year period commencing from the issuance date. In connection with the issuance of the Company's securities to the accredited investor pursuant to the private placement, the Company relied on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended (the "Act") for exemption from the registration requirements of the Act.

     On September 13, 2000 the Company issued 487,500 shares of Common Stock valued at $.80 per share under two consulting agreements to two (2) non-related parties for various marketing and strategic services. Both contracts are for a period of one year and commence during September and October 2000, respectively. In addition, the Company issued 105,000 shares of Common Stock during 2000 for legal services rendered.

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

(10)(b)   Employment Agreements:
                William E. Gallagher 1
                Robert Sinatra 1


(b) During the quarter ended December 31, 2000, and through the date of the filing of this Form 10-KSB, the Company filed no reports on Form 8-K.
--------------------------------------------

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

                                         REINK CORP.


Dated: August 6, 2001                    By: /s/ William E. Gallagher
                                         ---------------------------------------
                                                 William E. Gallagher, President


In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                                   Capacity                                    Date

(i) Principal Executive Officer             President, Chief Operating                  August 6, 2001
/s/William E. Gallagher                     Officer and Director
-------------------------
William E. Gallagher

(ii)  Principal Financial and               Executive Vice President                    August 6, 2001
         Accounting Officer                 Chief Financial Officer
                                            and Director
/s/ William M. Smith
-------------------------
William M. Smith


/s/ Robert P. Sinatra                       Secretary/Treasurer                         August 6, 2001
-------------------------
Robert P. Sinatra

/s/ Wayne J. Maddever                       Director                                    August 6, 2001
-------------------------
Wayne J. Maddever


                          REINK CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report................................................ F-1

Consolidated Balance Sheet.................................................. F-2

Consolidated Statements of Operations....................................... F-3

Consolidated Statement of Stockholders' Equity(Deficit)..................... F-4

Consolidated Statements of Cash Flows.....................................F-5 -6

Notes to Consolidated Financial Statements................................F-7-18

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




New York, New York                                  Certified Public Accountants
March 23, 2001

                          REINK CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2000


                                     ASSETS
                                     -------
 CURRENT ASSETS:
      Cash and cash equivalents                                                                       $         140,531
      Accounts receivable(net of allowance for doubtful accounts of $40,000)                                    987,886
      Inventories                                                                                               724,757
      Prepaid expenses and other current assets                                                                  45,619
                                                                                                       -----------------
            TOTAL CURRENT ASSETS                                                                              1,898,793

 PROPERTY,  PLANT AND EQUIPMENT,  net                                                                         1,353,709

 GOODWILL, net                                                                                                1,144,030
                                                                                                       -----------------
                                                                                                      $       4,396,532
                                                                                                       =================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
      Accounts payable                                                                                $       1,389,549
      Accrued expenses                                                                                          522,773
      Due to shareholders                                                                                       238,600
      Loans payable                                                                                             500,000
      Loans payable - related party                                                                             282,500
      Mortgage payable                                                                                          604,313
                                                                                                       -----------------
            TOTAL CURRENT LIABILITIES                                                                         3,537,735
                                                                                                       -----------------
 STOCKHOLDERS' EQUITY:

      Common Stock, $.001 par value, 100,000,000 shares authorized,
         20,507,851 shares issued and outstanding                                                                20,508
      Additional paid-in-capital                                                                              5,955,771
      Prepaid fees and services                                                                                (540,000)
      Accumulated deficit                                                                                    (4,577,482)
                                                                                                       -----------------
            TOTAL STOCKHOLDERS' EQUITY                                                                          858,797
                                                                                                       -----------------
                                                                                                      $       4,396,532
                                                                                                       =================

                 See notes to consolidated financial statements.
                                      F-2

                          REINK CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                         Years Ended December 31,
                                                                                -------------------------------------------
                                                                                        2000                   1999
                                                                                ---------------------   -------------------

REVENUES                                                                    $              7,398,953 $           7,538,169

COST OF GOODS SOLD                                                                         4,864,464             4,238,464
                                                                                ---------------------   -------------------
     GROSS PROFIT                                                                          2,534,489             3,299,705
                                                                                ---------------------   -------------------

OPERATING EXPENSES:
     Selling, general and administrative                                                   4,526,038             3,885,384
     Research and development                                                                416,615               461,511
     Depreciation and amortization                                                           361,864               186,802
                                                                                ---------------------   -------------------
     TOTAL OPERATING EXPENSES                                                              5,304,517             4,533,697
                                                                                ---------------------   -------------------
LOSS  FROM OPERATIONS                                                                     (2,770,028)           (1,233,992)

INTEREST EXPENSE                                                                            (208,809)              (36,111)
                                                                                ---------------------   -------------------

     NET LOSS                                                               $             (2,978,837)$          (1,270,103)
                                                                                =====================   ===================
NET LOSS PER SHARE, BASIC AND DILUTED                                       $                  (0.16)$               (0.07)
                                                                                =====================   ===================
WEIGHTED AVERAGE NUMBER OF SHARES
     USED IN COMPUTATION                                                                  18,588,163            16,952,850
                                                                                =====================   ===================



                 See notes to consolidated financial statements.

                          REINK CORP. AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
       -------------------------------------------------------------------

                                                 Common Stock        Additional                                    Total
                                            -----------------------   Paid-In     Accumulated    Prepaid fees   Stockholders'
                                              Shares      Amount      Capital       Deficit      and services   Equity(Deficit)
                                            ------------  ---------  -----------  -------------  -------------  ------------



Balance - January 1, 1999                    11,850,000 $   11,850 $    158,304 $     (328,542)$            - $    (158,388)

   Outstanding common stock of Newmarket,     3,000,000      3,000       11,900              -              -        14,900
   Inc. at date of merger

   Sale of common stock                       1,390,350      1,390    1,157,235              -              -     1,158,625

   Shares issued for acquisition of Assembly
   Services Unlimited, Inc.                     712,500        713      521,787              -              -       522,500

      Net loss                                        -          -            -     (1,270,103)             -    (1,270,103)

                                            ------------  ---------  -----------  -------------  -------------  ------------
Balance - December 31, 1999                  16,952,850     16,953    1,849,226     (1,598,645)             -       267,534

   Net liability transferred upon sale of
   Renewable Resources                                -          -      365,457              -              -       365,457

   Sale of stock and warrants for cash          937,500        937    1,199,063              -              -     1,200,000

   Options issued in connection with                  -          -       34,642              -              -        34,642
   consulting agreements

   Stock issued for services                  2,130,000      2,130    1,939,121              -       (540,000)    1,401,251

   Stock issued for purchase of Assembly        487,500        488      568,262              -              -       568,750
   Services, Inc.

   Net loss                                           -          -            -     (2,978,837)             -    (2,978,837)

                                            ------------  ---------  -----------  -------------  -------------  ------------
Balance - December 31, 2000                  20,507,850 $   20,508 $  5,955,771 $   (4,577,482)$     (540,000)$     858,797
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

                          REINK CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                             Years Ended December 31,
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

          On May 19, 1999, Reink was acquired by Newmarket Strategic Holdings, Inc. a shell corporation which had 3,000,000 shares outstanding ("Newmarket") for 11,850,000 shares of Newmarket stock pursuant to the Plan of Merger between Reink and Newmarket. Newmarket then changed its name to Reink Corp. In both of the aforementioned transactions the acquiree became the controlling entity. The transaction between Renewable and Reink has been accounted for as a reverse acquisition under the purchase method for business combinations. The transaction between Reink and Newmarket has been accounted for as a recapitalization. The continuing operating entity in both transactions is Renewable..

          Reink Corp established a holding company called Reink Canada, Corp. for purposes of generating future business in Canada.

          On September 30, 1999, Reink purchased all of the assets and assumed all of the liabilities of Assembly Services Unlimited, Inc. ( "Assembly") and 100% of the membership interest of Brittany LLC. (" Brittany" ), the entity owning the property on which Assembly conducts its operations. Assembly is a manufacturer of toners and ribbons. Reink initially issued 712,500 shares of its stock valued at $.73 per share for the acquisition of Assembly and in May 2000, issued an additional 487,500 shares at a value of $1.17 per share. The values used were based upon the market price of Reink shares. The total cost of acquisition was $1,091,250. Furthermore, the Company issued 225,000 options at an exercise price of $.67 per share which vest over a three year period and expire in 10 years. Reink paid $250,000 for Brittany. In September 1999, Reink formed Reink, USA, Ltd. ("Ltd") to receive the assets and liabilities purchased from Assembly. In November 1999, Ltd changed its name to Reink Imaging USA, Ltd. Hereinafter, all of the above entities are collectively referred to as the "Company".

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

          A summary of the assets and liabilities that were transferred in the sale of Renewable are as follows:

                      Assets                                     Liabilities

Cash                          $       307    A/P Trade            $   915,185
Accounts Receivable  - other      203,252(a) Accrued expenses          31,986
Prepaid other                      16,043    Payroll taxes payable    201,950
Fixed assets                       66,403    Capital leases            21,725
Patents                           108,143    N/P -Technology          800,000
Security Deposits                  21,241
Technology                        850,000
                              -----------                          -----------
TOTAL                         $ 1,265,389                         $ 1,970,846
                              ===========                          ===========

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

         b. Principals of consolidation - The consolidated financial statements include the accounts of the Company and its wholly own subsidiaries. All material intercompany transactions have been eliminated. . c. Goodwill - The cost in excess of net assets acquired(Goodwill) is amortized using the straight - line method over 10 years which is the estimate of future periods to be benefited.

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

         f. Inventories - Inventories are recorded at the lower of cost or market. Cost is determined using the first-in first-out method. Work - in - process inventory includes labor, materials, supplies, and overhead and are stated at lower of cost or market.

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

         l. Earnings per share - Basic net income (loss) per common share is based on the weighted average number of shares outstanding. Options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. Total shares issued if outstanding options and warrants were excercised net of repurchased shares at the yearly average price amounts to 378,478 shares.

         m. Research and development - Research and development expenditures are charged to operations as incurred.

         n. Financial statement presentation - Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

         o. Stock based compensation - The Company accounts for employee stock transactions in accordance with APB Opinion No. 25,
               "Accounting  For Stock  Issued To  Employees."  The  Company  has
               adopted the proforma disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation." The Company accounts for the valuation of stock issued for goods and services in accordance with FAS 123 based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured and in accordance with Emerging Issues Task Force 96-18 which prescribes the measurement date for the issuance of such instruments.

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

3.       INVENTORIES

          Inventories consist of the following at December 31, 2000:




          Raw Materials                               $                 501,201
          Work in Process                                                42,768
          Finished goods                                                180,788
                                                         -----------------------
                                                      $                 724,757
                                                         =======================


4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 2000:


                                            Estimated
                                           useful life
                                       ------------------

          Land                                            $            170,429
          Building                        39 years                     711,551
          Computers and software           5 years                     407,117
          Furniture and fixtures           5 years                      34,656
          Machinery and equipment          7 years                     748,079
          Leasehold improvements           7 years                      95,372
                                                            --------------------
                                                                      2,167,204
          Less accumulated depreciation                                 813,495
                                                            --------------------
                                                           $          1,353,709
                                                            ====================

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

          WARRANTS

          On October 28, 1999, the Company issued 375,000 warrants for consideration of consulting services to be rendered for a period of two years. Each warrant provides the right to purchase one share of the Company's common stock and is vested upon issuance.. The exercise prices are as follows; 150,000 warrants at $.83; 150,000 warrants at $1.33 and 75,000 warrants at $1.67. The warrants may be exercised at any time before October 19, 2004. Total expense recognized under this agreement was approximately $35,000 in 2000. No expense was recognized in 1999.

9.        STOCK OPTIONS

          On May 26, 2000, the Company's Board of Directors approved the grant of stock options to various employees. The options have an exercise price of $.67 per share and vest over a period of three years. A total of 1,117,500 options were granted to various employees and officers under the plan.

          The weighted average fair value of the options granted using the Black-Scholes option pricing model was $1.16 in 2000. Assumptions used were: expected dividend yield of 0%; expected volatility of 238%; risk free interest of 6.3% and expected life of 5 years.

          Since none of the options granted to employees were vested in the twelve months ended December 31, 2000, no pro forma compensation cost has been presented under SFAS 123.

          The following table summarizes the changes in options and warrants outstanding and the related exercise prices for the shares of the Company common stock:


                              Stock Options Under Plans                             Warrants
                   -------------------------------------------- ---------------------------------------------
                                            Weighted                                     Weighted
                                 Weighted    Average                          Weighted   Average
                                 Average    Remaining                         Average    Remaining
                                 Exercise   Contractual                       Exercise   Contractul
                      Shares      Price       life    Exercisable Shares      Price        life   Exercisable
                  ----------- ---------- ------------ --------- ---------- ---------- ----------------------
   Outstanding at
   January 1, 1999      -           -           -          -          -          -          -           -
   Granted              -           -           -          -       375,000      1.2      3.8 years   375,000
                  ----------- ---------- ------------ --------- ---------- ---------- ----------- ----------
   Outstanding at
   January 1, 2000      -           -                      -       375,000      1.2      3.8 years   375,000


     Granted        1,117,500      .67      9.6 years      -       562,500      .84      4.5 years   562,500
                  ----------- ---------- ------------ --------- ---------- ---------- ----------- ----------
   Outstanding at
   December 31,     1,117,500      .67      9.6 years      -       937,500      .90      4.2 years   937,500
   2000
                  =========== ========== ============ ========= ========== ========== =========== ==========



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
                                                            ====================

          The benefit for income taxes differs from the amount computed by applying the statutory federal income tax rate to the loss before the benefit for income taxes as follows:


                                                      Year Ended
                                       -----------------------------------------
                                          December 31,              December 31,
                                             2000                      1999
                                       ----------------       ------------------
Income tax benefit computed at the
Federal statutory rate                 $       914,000       $         432,000
Deductions  for which no benefit is
recognized                                    (914,000)               (432,000)

                                        --------------        ------------------
                                       $       -0-           $           -0-
                                        ==============        ==================

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

          Future minimum rental payments under non cancelable leases as of December 31, 2000 are as follows:


               Years ended                                    Amounts
               -----------                                    -------
                  2001                        $                61,500
                  2002                                         53,400
                  2003                                         53,400
                  2001                                         61,500
                  2004                                         35,600
                                                    -------------------
                                              $               203,900
                                                    ===================

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