Form 10QSB
period 2001-06-30
REINK CORP
filed 2001-08-14
CIK 1103544

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                                             Yes  _X_   No___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 10, 2001 the Registrant had 20,507,851 shares of Common Stock outstanding.

            Transmittal Small Business Disclosure Format (check one)


Yes ______  No  ___X___

                                   REINK CORP.
                                   FORM 10-QSB
                       For the Quarter Ended June 30, 2001


                                   Index                                  Page
                                                                          Number

PART I    CONSOLIDATED FINANCIAL STATEMENTS

Item 1    Balance Sheet at June 30, 2001                                       3

          Statements of Operations for the three and six month periods
          ended June 30, 2001 and June 30, 2000                                4

          Statements of Cash Flows for the six month periods
          ended June 30, 2001 and June 30, 2000                                5

          Notes to Financial Statements                                        6

Item 2    Management's Discussion and Analysis or Plan of Operation          7-8

                                    PART II

Item 1    Legal Proceedings                                                    9
Item 2    Changes in Securities
Item 3    Defaults Upon Senior Securities
Item 4    Submission of Matters to a Vote of Security Holders
Item 5    Other Information
Item 6    Exhibits and Reports on Form 8 - K

SIGNATURE                                                                     10

                           REINK CORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
                                   (unaudited)

                                     ASSETS

CURRENT ASSETS
              Cash and Cash Equivalents                                                      $ 90,479
              Accounts Receivable (less allowance for doubtful                              1,231,455
              accounts of $28,000)
              Inventories                                                                     755,099
              Prepaid Expenses and Other Current Assets                                        44,619
                                                                                         ------------
                TOTAL CURRENT ASSETS                                                        2,121,651

PROPERTY, PLANT AND EQUIPMENT, net                                                          1,334,691

GOODWILL                                                                                    1,078,030

OTHER ASSETS                                                                                    6,930
                                                                                         ------------

TOTAL ASSETS                                                                             $  4,541,303
                                                                                         ============

CURRENT LIABILITIES
              Accounts Payable                                                           $  1,940,520
              Accrued Expenses                                                                429,186
              Payroll Taxes Payable                                                            46,614
              Loans Payable - Bank                                                            257,140
              Notes Payable - Related Party                                                   417,500
              Mortgage Payable                                                                602,154
                                                                                         ------------
                TOTAL CURRENT LIABILITIES                                                   3,693,114
                                                                                         ------------


Stockholders' Equity
              Common Stock, $.001 par value, 100,000,000 shares authorized,
                20,507,851 shares issued and outstanding                                       20,508
              Additional Paid in Capital                                                    5,805,921
              Accumulated Defecit                                                          (4,978,240)
                                                                                          ------------
                TOTAL STOCKHOLDER'S EQUITY                                                    848,189
                                                                                          ------------

                                                                                         $  4,541,303
                                                                                          ============





   The accompanying notes are an integral part of these financial statements.

                          REINK CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                             Three Months Ended             Six Months Ended
                                                          ----------------------------  ----------------------------
                                                          June 30, 2001  June 30, 2000  June 30, 2001  June 30, 2000

REVENUES                                                    $2,645,869     $1,696,244     $4,943,689     $3,514,368

COST OF GOODS SOLD                                           1,784,327      1,014,328      3,165,480      2,298,690
                                                            ----------     ----------     ----------     ----------
  GROSS PROFIT                                                 861,541        681,916      1,778,209      1,215,678
                                                            ----------     ----------     ----------     ----------

OPERATING EXPENSES
  Selling, general and administrative (exclusive of            738,283        641,456      1,522,820      1,373,684
  non-cash compensation and fees reported below)
  Non-cash compensation and fees                               190,150        740,500        390,150        740,500
  Research and development                                       9,409        259,739         10,139        327,712
  Depreciation and Amortization                                 83,791        134,165        164,135        187,296
                                                            ----------     ----------     ----------     ----------
TOTAL OPERATING EXPENSES                                     1,021,633      1,775,860      2,087,244      2,629,192
                                                            ----------     ----------     ----------     ----------

LOSS FROM OPERATIONS                                          (160,091)    (1,093,944)      (309,035)    (1,413,514)

INTEREST EXPENSE                                                62,265        110,155         91,723        115,505
                                                            ----------     ----------     ----------     ----------

  NET LOSS                                                  $ (222,357)  $ (1,204,099)    $ (400,758)  $ (1,529,019)
                                                            ===========  =============    ===========  =============


   The accompanying notes are an integral part of these financial statements.

                           REINK CORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    Six Months Ended June 30,
                                                                                    -------------------------
                                                                                        2001         2000
                                                                                    ------------ ------------


CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                                          $(400,758) $(1,529,019)
                                                                                      ---------- ------------
    Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
         Depreciation                                                                    98,134      118,122
         Amortization                                                                    66,000       69,174
         Options issued for services                                                          -       63,000
         Stock Issued for Services                                                      390,150      677,500

   Changes in operating assets and liabilities:
        Increase in accounts receivable                                                (243,568)    (116,377)
        Decrease in prepaid expenses and other current assets                               700       70,263
        (Increase) decrease in inventories                                              (32,781)      96,902
        Increase in other assets                                                        (25,650)      (4,239)
        Increase (decrease) in accounts payable and accrued expenses                    459,371     (177,779)
        Decrease in payroll taxes payable                                               (18,884)    (118,292)
                                                                                        --------    ---------
          Total Adjustments                                                             139,188      678,274
                                                                                        --------    ---------

        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             292,714     (850,745)
                                                                                        --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of fixed assets                                                        (85,746)     (31,786)
                                                                                        --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of Bank Loans                                                        (242,860)    (183,365)
        Advances from shareholder                                                             -       50,000
        Proceeds from bank line of credit                                                     -    1,000,000
        Net change in revolving credit line - payroll                                         -       (1,411)
        Repayment of notes payables                                                      (5,000)     (10,953)
        Decrease in due to shareholder                                                   (7,000)           -
        Principal payments on mortgage payable                                           (2,160)           -
        Repayment of note payable - purchase of Brittany, LLC.                                -      (75,000)
        Sales -Common Stock                                                                   -      250,000
                                                                                       ---------  ----------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            (257,020)   1,029,271
                                                                                       ---------  ---------

NET INCREASE (DECREASE) IN CASH                                                         (50,052)     146,740

CASH AT BEGINNING OF PERIOD                                                             140,531       17,362
                                                                                       ---------   ---------

CASH AT END OF PERIOD                                                                 $  90,479    $ 164,102
                                                                                       =========   =========




   The accompanying notes are an integral part of these financial statements.

                        REINK CORP, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (unaudited)

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ended December 31, 2001. For further information, refer to the financial statements and footnotes included in the company's annual report on Form 10-KSB/A for the year ended December 31, 2000.


2.      NEW ACCOUNTING STANDARDS

In July, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard should not be amortized but should be tested for impairment at least annually at the reporting unit level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The new standard is effective for fiscal years beginning after December 15, 2001. The Company currently expenses approximately $120,000 annually for the amortization of goodwill.


3.       LOANS PAYABLE - BANK

During April 2001, the Company amended its Bank loan agreement which had expired on November 25, 2000. The amended agreement provides for semi monthly payments of $28,572 plus interest until October 31, 2001.

4.       LITIGATION

During June 1999, the Company entered into a Product Development and Manufacturing agreement with FAES USA, Inc. (FAES), a Tennessee corporation. FAES develops specialized industrial equipment that services the ink-jet cartridge industry. Pursuant to such agreement, the Company was obligated to fund FAES development and manufacturing costs of such equipment. In March 2000, the Company was sued for breach of contract by FAES for approximately $250,000 for costs incurred. In August 2000, the Company filed and answer and counterclaim against FAES. In May 2001, the Company and FAES entered into a settlement agreement and mutual release for approximately $185,000 which includes an offset for amounts owed to the Company from FAES. The complaint was dismissed with prejudice in June 2001. The Company will supply FAES with ink and credit FAES with the amounts of purchase against the agreed settlement amount on a quarterly basis until December 31, 2002.

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

At June 30, 2001, a provision for loss and expenses of $195,000 is accrued for the aforementioned litigations.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                        SIX MONTHS ENDED JUNE 30, 2001 AS
                 COMPARED TO THE SIX MONTHS ENDED June 30, 2000


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


RESULTS OF OPERATIONS

     REVENUES - Total revenues increased to $4,943,689 for the six months ended June 30, 2001, compared to $3,514,368 for the same period last year. For the three months June 30, 2001 total revenues increased to $2,645,869 compared to $1,696,244 for the same period last year. The increase was largely due to sales related to the new distribution contract for inkjet refill kits signed in February, 2001.

     GROSS PROFIT - Gross profit increased to $1,873,906 for the six months ended June 30, 2001, compared to $1,215,678 for the same period last year and the related gross profit margin percentage increased over the same period from 35% to 38%. The increases were due to the increased sales of inkjet refill kits and bulk ink which have stronger margins and the overall increase in revenues for the same period. For the three month period ended June 30, 2001 the gross profit increased to $957,239 compared to $681,916 for the same period last year and the related gross profit margin percentage decreased over the same period from 40% to 36%. The drop in gross margin percentage resulted from the shift of product mix during the 3 month period related to higher bulk ink sales (higher margin) in the same three month period in the prior year.

     OPERATING EXPENSES - Operating expenses decreased to $1,117,315 and $2,182,941 for the three and six months ended June 30, 2001, compared to $1,776,320 and $2,629,192 for the same periods last year. Selling, general and administrative expenses (exclusive of a non-cash charges related to the amortization of prepaid fees and services related to the issuance of the Company's stock during the year ended December 31) were 29% and 30% of sales for the three and six months ended June 30, 2001 compared to 38% and 39% of sales during the same periods last year and total operating expenses as a percentage of sales decreased to 42% and 44% down from 105% and 75% during the three and six month period year over year. The decreases reflect the changes made in overall operations over the past year.

     NET LOSS - As a result of the above, the Company sustained net losses of $222,341 and $400,758 for the three and six months ended June 30, 2001 ($ 0.01 and $ 0.02 loss per share, respectively, on 20,507,851 weighted average outstanding shares), compared with losses of $ 1,204,559 and $1,529,019 for the same periods last year. The net loss for three and six months ended June 30, 2001 was impacted by $190,150 and $390,150 respectively, of non cash charges as discussed above.

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


     As of June 30, 2001, the Company had a working capital deficiency of approximately $ 1,571,000 including the mortgage payable of $602,154 which is due within the next twelve months. The Company generated working capital during the first quarter which was used to pay down the outstanding bank indebtedness referenced above. In addition, the Company expects that the growth and expansion of operations will require capital infusions of a minimum of $1 million dollars necessary to fund the purchase of inventory and to meet the Company's working capital needs. The Company anticipates raising additional capital through the issuance of its securities to accredited investors and obtaining traditional lines of credit. The specific terms of any equity or debt financing will be subject to negotiation with potential investors. There can be no assurances that the Company will be successful in obtaining this additional financing.

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

                                   REINK CORP.



                                     PART II
                                OTHER INFORMATION

         Item 1     Legal Proceedings

                    During June 1999, the Company entered into a Product Development and Manufacturing agreement with FAES USA, Inc.
                    (FAES), a Tennessee corporation. FAES develops specialized industrial equipment that services the ink-jet cartridge industry. Pursuant to such agreement, the Company was obligated to fund FAES development and manufacturing costs of such equipment. In March 2000 the Company was sued for breach of contract by FAES for approximately $250,000 for costs incurred. In August 2000 the Company filed and answer and counterclaim against FAES. In May 2001, the Company and FAES entered into a settlement agreement and mutual release for approximately $185,000 which includes an offset for amounts owed to the Company from FAES. The complaint was dismissed with prejudice in June 2001. The Company will supply FAES with ink and credit FAES with the amounts of purchase against the agreed settlement amount on a quarterly basis until December 31, 2002.

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

         Item 6     Exhibits and Reports on Form 8-K

                    (a) There are no exhibits required to be filed for the period covered by this report.

                    (b) There were no Reports on Form 8-K filed for the period covered by this report.








                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                      REINK CORP.
                                                      (Registrant)



         Date August 14, 2001                         By: /s/ William Gallagher
                                                              ------------------
                                                              William Gallagher
                                                              President