Form 10-K/A
period 2000-12-31
REINK CORP
filed 2001-09-28
CIK 1103544

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

     In connection with the issuance of the Company's securities to these investors, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") for exemption from the registration requirements of the Act.

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

     Pursuant to an agreement dated September 1999, the Company issued an aggregate of 1,200,000 shares of Common Stock to William E. Gallagher in connection with the Company's acquisition of Reink Imaging and Brittany LLC. The Company issued 712,500 common shares at $.73 per share and 487,500 common shares at $1.17 per share. The Company paid $1,091,250 for Reink Imaging and $250,000 for Brittany.

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

     In connection with the aforementioned issuances of the Company's securities to Messrs. Gallagher and Smith and the three (3) entities, the Company relied upon Section 4(2) of the Act for exemption from the registration requirements of the Act.

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

                                         REINK CORP.


Dated: September 20, 2001                    By: /s/ William E. Gallagher
                                         ---------------------------------------
                                                 William E. Gallagher, President


In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                                   Capacity                                    Date

(i) Principal Executive Officer             President, Chief Operating                  September 20, 2001
/s/William E. Gallagher                     Officer and Director
-------------------------
William E. Gallagher

(ii)  Principal Financial and               Executive Vice President                    September 20, 2001
         Accounting Officer                 Chief Financial Officer
                                            and Director
/s/ William M. Smith
-------------------------
William M. Smith


/s/ Robert P. Sinatra                       Secretary/Treasurer                         September 20, 2001
-------------------------
Robert P. Sinatra

/s/ Wayne J. Maddever                       Director                                    September 20, 2001
-------------------------
Wayne J. Maddever


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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(a) to the consolidated financial statements, the Company incurred losses of approximately $3,000,000 and $1,300,000 for the years ended December 31, 2000 and 1999, respectively and had a working capital deficiency of approximately $1,639,000 at December 31, 2000. In addition, the Company is in default of its loan of $500,000. These conditions create substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in Note 2(a) to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                                   /s/ Feldman Sherb & Co., P.C.
New York, New York                                     Feldman Sherb & Co., P.C.
March 23, 2001                                      Certified Public Accountants

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


         k. Impairment of long-lived assets - Long-lived assets and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. At December 31, 2000, the Company believes that there has been no impairment of its long-lived assets.

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