Form 10QSB/A
period 2001-06-30
REINK CORP
filed 2001-09-28
CIK 1103544

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

                          REINK CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                             Three Months Ended             Six Months Ended
                                                          ----------------------------  ----------------------------
                                                          June 30, 2001  June 30, 2000  June 30, 2001  June 30, 2000

REVENUES                                                    $2,645,869     $1,696,244     $4,943,689     $3,514,368

COST OF GOODS SOLD                                           1,784,327      1,014,328      3,165,480      2,298,690
                                                            ----------     ----------     ----------     ----------
  GROSS PROFIT                                                 861,542        681,916      1,778,209      1,215,678
                                                            ----------     ----------     ----------     ----------

OPERATING EXPENSES
  Selling, general and administrative (exclusive of            691,849        641,456      1,437,143      1,373,684
  non-cash compensation and fees reported below)
  Non-cash compensation and fees                               190,150        740,500        390,150        740,500
  Research and development                                      55,844        259,739         95,816        327,712
  Depreciation and Amortization                                 83,791        134,165        164,135        187,296
                                                            ----------     ----------     ----------     ----------
TOTAL OPERATING EXPENSES                                     1,021,633      1,775,860      2,087,244      2,629,192
                                                            ----------     ----------     ----------     ----------

LOSS FROM OPERATIONS                                          (160,091)    (1,093,944)      (309,035)    (1,413,514)

INTEREST EXPENSE                                                62,265        110,155         91,723        115,505
                                                            ----------     ----------     ----------     ----------

  NET LOSS                                                  $ (222,357)  $ (1,204,099)    $ (400,758)  $ (1,529,019)
                                                           ===========  =============    ===========  =============

  Net loss per share, basic and diluted                     $    (0.01)  $      (0.07)    $    (0.02)  $      (0.09)
                                                            ===========  =============    ===========  =============
Weighted average number of shares used in compution         20,507,851     17,803,812      20,507,851    17,378,331
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

     GROSS PROFIT - Gross profit increased to $1,778,209 for the six months ended June 30, 2001, compared to $1,215,678 for the same period last year and the related gross profit margin percentage increased over the same period from 35% to 36%. The increases were due to the increased sales of inkjet refill kits and bulk ink which have stronger margins and the overall increase in revenues for the same period. For the three month period ended June 30, 2001 the gross profit increased to $861,542 compared to $681,916 for the same period last year and the related gross profit margin percentage decreased over the same period from 40% to 33%. The drop in gross margin percentage resulted from the shift of product mix during the 3 month period related to higher bulk ink sales (higher margin) in the same three month period in the prior year.

     OPERATING EXPENSES - Operating expenses decreased to $1,021,633 and $2,087,244 for the three and six months ended June 30, 2001, compared to $1,775,860 and $2,629,192 for the same periods last year. Selling, general and administrative expenses (exclusive of a non-cash charges related to the amortization of prepaid fees and services related to the issuance of the Company's stock during the year ended December 31) were 26% and 29% of sales for the three and six months ended June 30, 2001 compared to 38% and 39% of sales during the same periods last year and total operating expenses as a percentage of sales decreased to 39% and 42% down from 105% and 75% during the three and six month period year over year. The decreases reflect the cost reductions implemented in overall operations over the past year which primarily included the reduction of personnel.

     NET LOSS - As a result of the above, the Company sustained net losses of $222,357 and $400,758 for the three and six months ended June 30, 2001 ($ 0.01 and $ 0.02 loss per share, respectively, on 20,507,851 weighted average outstanding shares), compared with losses of $ 1,204,099 and $1,529,019 for the same periods last year. The net loss for three and six months ended June 30, 2001 was impacted by $190,150 and $390,150 respectively, of non cash charges as discussed above.

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