Form 10QSB
period 2001-09-30
REINK CORP
filed 2001-11-14
CIK 1103544

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                             Yes  _x_   No___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 9, 2001 the Registrant had 20,507,851 shares of Common Stock outstanding.

            Transitional Small Business Disclosure Format (check one)


                                             Yes ______ No ___x___

                                   REINK CORP.
                                   FORM 10-QSB
                    For the Quarter Ended September 30, 2001


                                  Index                                    Page
                                                                          Number

PART I           CONSOLIDATED FINANCIAL INFORMATION

Item 1           Balance Sheet at September 30, 2001                           3

                 Statements of Operations for the three and nine month periods
                        ended September 30, 2001 and September 30, 2000        4

                 Statements of Cash Flows for the nine month periods
                        ended September 30, 2001 and September 30, 2000        5

                 Notes to Financial Statements                                 6

Item 2           Management's Discussion and Analysis or Plan of Operation   7-8

PART II          OTHER INFORMATION

Item 1           Legal Proceedings                                            10
Item 2           Changes in Securities                                        10
Item 3           Defaults Upon Senior Securities                              10
Item 4           Submission of Matters to a Vote of Security Holders          10
Item 5           Other Information                                            10
Item 6           Exhibits and Reports on Form 8 - K                           11


                 Signatures                                                   11

                           REINK CORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2001
(unaudited)


                                     ASSETS

CURRENT ASSETS:
     Cash and Cash Equivalents                            $               8,048
     Accounts Receivable (less allowance for doubtful                   989,165
         accounts of $5,300)
     Inventories                                                        654,109
     Prepaid Expenses and Other Current Assets                           44,619
                                                             -------------------
         TOTAL CURRENT ASSETS                                         1,695,941

PROPERTY, PLANT AND EQUIPMENT, net                                    1,297,443

GOODWILL                                                              1,045,030

PATENTS                                                                  80,000

OTHER ASSETS                                                              6,930
                                                             -------------------
                                                          $           4,125,344
                                                             ===================

                  CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable                                     $           2,044,128
     Accrued Expenses                                                   377,592
     Payroll Taxes Payable                                               66,465
     Loans Payable - Bank                                               257,140
     Notes Payable - Related Party                                      332,500
     Due to Related Party                                               127,000
     Mortgage Payable                                                   601,016
                                                             -------------------
         TOTAL CURRENT LIABILITIES                                    3,805,841
                                                             -------------------
STOCKHOLDERS' EQUITY:
     Common Stock, $.001 par value, 100,000,000 shares authorized,
         20,507,850 shares issued and outstanding                        20,508
     Additional Paid in Capital                                       5,805,921
     Accumulated Deficit                                             (5,506,926)
                                                             -------------------
         TOTAL STOCKHOLDER'S EQUITY                                     319,503
                                                             -------------------
                                                          $           4,125,344
                                                             ===================


                 See notes to consolidated financial statements.

                          REINK CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                     Three Months Ended September 30,     Nine Months Ended September 30,
                                                     ----------------------------------   ---------------------------------
                                                           2001              2000               2001              2000
                                                     ---------------   ----------------   ---------------   ---------------

REVENUES                                          $       1,918,838  $       1,813,366  $      6,862,527  $      5,327,734

COST OF GOODS SOLD                                        1,557,969          1,430,264         4,723,449         3,728,954
                                                     ---------------   ----------------   ---------------   ---------------
     GROSS PROFIT                                           360,869            383,102         2,139,078         1,598,780
                                                     ---------------   ----------------   ---------------   ---------------
OPERATING EXPENSES
     Selling, general and administrative                    736,515            575,936         2,173,658         1,949,620
        (exclusive of non-cash compensation
         and fees reported below)
     Non-cash compensation and fees                               -            685,543           390,150         1,426,043
     Research and development                                41,491             73,947           137,307           401,659
     Depreciation and Amortization                           82,119             87,238           246,254           274,534
                                                     ---------------   ----------------   ---------------   ---------------
        TOTAL OPERATING EXPENSES                            860,125          1,422,664         2,947,369         4,051,856
                                                     ---------------   ----------------   ---------------   ---------------
LOSS FROM OPERATIONS                                       (499,256)        (1,039,562)         (808,291)       (2,453,076)

INTEREST EXPENSE                                             29,430             31,226           121,153           146,731
                                                     ---------------   ----------------   ---------------   ---------------
NET LOSS                                          $        (528,686) $      (1,070,788) $       (929,444) $     (2,599,807)
                                                     ===============   ================   ===============   ===============
Net loss per common share, basic and diluted      $           (0.03) $           (0.05) $          (0.05) $          (0.14)
                                                     ===============   ================   ===============   ===============
Weighted average number of shares                        20,507,850         20,507,850        20,507,850        17,981,600
                                                     ===============   ================   ===============   ===============

                 See notes to consolidated financial statements.

                           REINK CORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                                         Nine Months Ended September 30,
                                                                                       ------------------------------------
                                                                                            2001                2000
                                                                                       ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                      $          (929,444) $       (2,599,807)
                                                                                       ----------------   -----------------
     Adjustments to reconcile net loss to net cash cash provided by (used in)
        operating activities:
           Depreciation                                                                        147,254             172,672
           Amortization                                                                         99,000             101,861
           Options issued for services                                                               -              86,000
           Stock issued for services                                                           390,150           1,340,112

     Changes in operating assets and liabilities:
        Accounts receivable                                                                     (1,279)           (223,747)
        Inventories                                                                             70,648             109,733
        Prepaid expenses and other current assets                                                1,000              73,786
        Other assets                                                                            (6,930)            (23,442)
        Accounts payable and accrued expenses                                                  453,236             (66,426)
        Payroll taxes payable                                                                   11,027            (116,319)
                                                                                       ----------------   -----------------
           Total Adjustments                                                                 1,164,106           1,454,230
                                                                                       ----------------   -----------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                            234,662          (1,145,577)
                                                                                       ----------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                                  (90,988)            (39,300)
     Purcahse of patents                                                                       (80,000)                  -
                                                                                       ----------------   -----------------
NET CASH USED IN INVESTING ACTIVITIES:                                                        (170,988)            (39,300)
                                                                                       ----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of Bank Loans                                                                  (242,860)           (184,160)
     Advances from shareholder                                                                       -              50,000
     Proceeds from bank line of credit                                                               -           1,000,000
     Net change in revolving credit line - payroll                                                   -              (2,010)
     Repayment of notes payables                                                                     -             (15,759)
     Proceeds from related party borrowings                                                     50,000                   -
     Principal payments on mortgage payable                                                     (3,297)                  -
     Repayment of note payable - purchase of Brittany, LLC.                                          -             (75,000)
     Sales - Common Stock                                                                            -             450,000
                                                                                       ----------------   -----------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                           (196,157)          1,223,071
                                                                                       ----------------   -----------------
NET (DECREASE) INCREASE IN CASH                                                               (132,483)             38,194

CASH AT BEGINNING OF YEAR                                                                      140,531              17,362
                                                                                       ----------------   -----------------
CASH AT END OF PERIOD                                                              $             8,048  $           55,556
                                                                                       ================   =================

                 See notes to consolidated financial statements.

                        REINK CORP, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (unaudited)


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ended December 31, 2001. For further information, refer to the financial statements and footnotes included on Form 10-KSB for the year ended December 31, 2000.

2.       RECENT ACCOUNTING DEVELOPMENTS

         - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS no. 121. The new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on January 1, 2002. The Company currently expenses approximately $120,000 annually for the amortization of goodwill.

         - In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 superceded Statement of Financial Accounting Standards No. 121, "accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction". SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS 144 will have on its financial position or results of operations in future periods.


3.       LOANS PAYABLE - BANK

         During April 2001, the Company amended its bank loan agreement which had expired on November 25, 2000. The amended agreement provides for semi monthly payments of $28,572 plus interest until October 31, 2001. Effective August 2001, the bank agreed to interest only payments as to which the Company is current.

4.       LITIGATION

         - During June 1999, the Company entered into a Product Development and Manufacturing agreement with FAES USA, Inc. ("FAES"), a Tennessee corporation. FAES develops specialized industrial equipment that services the ink-jet cartridge industry. Pursuant to such agreement, the Company was obligated to fund FAES development and manufacturing costs of such equipment. In March 2000 the Company was sued for breach of contract by FAES for approximately $250,000 for costs incurred. In August 2000 the Company filed an answer and counterclaim against FAES. In May 2001, the Company and FAES entered into a settlement agreement and mutual release for approximately $185,000 which includes an offset for amounts owed to the Company by FAES. The Company will supply FAES with ink and credit FAES with the amounts of purchase against the agreed settlement amount on a quarterly basis until December 31, 2002. The complaint was dismissed with prejudice in June 2001.

               At September 30, 2001, a provision for loss and expenses of $173,000 is accrued for the aforementioned litigation.

         - In July 2000, Osmonics, Inc. filed a complaint in the Chancery Court for Putnam County, Tennessee, Case No. 200-218 against Reink Imaging USA, Ltd. a/k/a Wildan Services, Inc. a/k/a Renewable Resources, Inc. alleging breach of contract by Renewable Resources, Inc. Subsequently, Reink Imaging USA, Ltd. filed a pro se response with the Court, which was not accepted by the Court as an answer. In October 2000, a default judgement was entered against Reink Imaging USA, Ltd. in the amount of $49,283 plus court costs. In February 2001, the Company filed a Motion for Relief from Judgment. In June 2001, the Court entered an order setting aside the default judgment. In October, 2001, the lawsuit was dismissed.


5.       SUBSEQUENT EVENT

         During October, 2001 the Company agreed to sell 1,000,000 common shares and 500,000 warrants at an exercise price of $0.32 per share in exchange for $320,000. The consideration is payable in three payments with $160,000 due on October 23, 2001 and two payments of $80,000 on each successive 30 day period thereafter. The shares will be issued upon receipt of the full consideration.



ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

NINE MONTHS ENDED September 30, 2001 AS
COMPARED TO THE NINE MONTHS ENDED September 30, 2000


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

RESULTS OF OPERATIONS

     REVENUES - Total revenues increased to $6,862,527 for the nine months ended September 30, 2001, compared to $5,327,734 for the same period last year. For the three months September 30, 2001 total revenues increased to $1,918,838 compared to $1,813,366 for the same period last year. The increase was largely due to sales related to the new distribution contract for inkjet refill kits signed in February, 2001. During the quarter the Company's revenues were negatively impacted by approximately $700,000 due to a bottle supplier filing for bankruptcy forcing the Company to source bottles elsewhere while foregoing existing revenues

     GROSS PROFIT - Gross profit increased to $2,139,078 for the nine months ended September 30, 2001, compared to $1,598,780 for the same period last year and the related gross profit margin percentage increased over the same period from 30% to 31%. The increases were due to the increased sales of inkjet refill kits and bulk ink which have stronger margins and the overall increase in revenues for the same period. For the three month period ended September 30, 2001 the gross profit decreased to $360,869 compared to $383,102 for the same period last year and the related gross profit margin percentage decreased over the same period from 21% to 19%. The drop in gross margin percentage resulted from a charge of $160,000 taken during the quarter related to changes in product packaging. Excluding this one time charge the gross margin percentage would have been 27% up from 21% from the same period last year as a result of the product mix shift to higher margin bulk ink and inkjet refill kits.

     OPERATING EXPENSES - Operating expenses decreased to $860,125 and $2,947,369 for the three and nine months ended September 30, 2001, compared to $1,422,664 and $4,051,856 for the same periods last year. Selling, general and administrative expenses (exclusive of a non-cash charges related to the amortization of prepaid fees and services related to the issuance of the Company's stock during the year ended December 31) were 38% and 32% of sales for the three and nine months ended September 30, 2001 compared to 32% and 37% of sales during the same periods last year and total operating expenses as a percentage of sales decreased to 45% and 43% down from 78% and 76% during the three and nine month period year over year. The decreases reflect the changes made in overall operations over the past year.

     NET LOSS - As a result of the above, the Company sustained net losses of $528,686 and $929,444 for the three and nine months ended September 30, 2001 ($
0.03 and $ 0.05 loss per share, respectively, on 20,507,850 weighted average outstanding shares), compared with losses of $1,070,788 and $2,599,807 for the same periods last year. The net loss for the nine months ended September 30, 2001 was impacted by $390,150 of non cash charges as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its cash requirements primarily through operations, bank borrowings and sales of its securities to accredited investors. The Company's bank credit facility permitted borrowings of up to $1,000,000 against a fixed percentage of qualified accounts receivable and inventory. The interest rate of the line was twelve percent (12%). The credit facility is collateralized by accounts receivable and inventory. The credit facility terminated on November 25, 2000, and was not renewed. The bank has agreed to a payment schedule which requires that the loan be paid down bi-weekly over the period to October 31, 2001 with interest continuing at 14%. Effective August, 2001 the Bank agreed to interest only payments until the loan has been refinanced.

     As of September 30, 2001, the Company had a working capital deficiency of approximately $ 2,109,000 including the mortgage payable of $601,016 which is due within the next twelve months. The Company generated working capital during the first nine months which was used to pay down the outstanding bank indebtedness referenced above. In addition, the Company expects that the growth and expansion of operations will require capital infusions of a minimum of $1 million dollars necessary to fund the purchase of inventory and to meet the Company's working capital needs. The Company anticipates raising additional capital through the issuance of its securities to accredited investors and obtaining lines of credit through factoring of accounts receivable or purchase order financing. The specific terms of any equity or debt financing will be subject to negotiation with potential investors. There can be no assurances that the Company will be successful in obtaining this additional financing.

During October, 2001 the Company agreed to sell 1,000,000 common shares and 500,000 warrants at an exercise price of $0.32 per share in exchange for $320,000. The consideration is payable in three payments with $160,000 due on October 23, 2001 and two payments of $80,000 on each successive 30 day period thereafter. The shares will be issued upon receipt of the full consideration

     The Company has no present commitment that is likely to result in its liquidity increasing or decreasing in any material way. In addition, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in, the Company liquidity increasing or decreasing in any material way. The Company has no material commitments for capital expenditures. The Company knows of no material trends, favorable or unfavorable, in the Registrant's capital resources.

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

                    In  July  2000,  Osmonics,  Inc.  filed a  complaint  in the
                    Chancery Court for Putnam County, Tennessee, Case No. 200-218 against Reink Imaging USA, Ltd. a/k/a Wildan Services, Inc. a/k/a Renewable Resources, Inc. alleging breach of contract by Renewable Resources, Inc. Reink Imaging USA, Ltd. filed a pro se response with the Court, which response was not accepted by the Court as an answer. In October 2000, a default judgement was entered against Reink Imaging USA, Ltd. in the amount of $49,283 plus court costs. In February 2001, the Company filed a Motion for Relief from Judgment. In June 2001, the Court entered an order setting aside the default judgment. In October, 2001 the lawsuit was dismissed.


         Item 2     Changes in Securities

                    None

         Item 3     Defaults Upon Senior Securities

                    None

         Item 4     Submission of Matters to a Vote of Security Holders

                    None

         Item 5     Other Information

                    The Company has financed its cash requirements primarily through operations, bank borrowings and sales of its securities to accredited investors. The Company's bank credit facility permitted borrowings of up to $1,000,000 against a fixed percentage of qualified accounts receivable and inventory. The interest rate of the line was twelve percent (12%). The credit facility is collateralized by accounts receivable and inventory. The credit facility terminated on November 25, 2000, and was not renewed. The bank has agreed to a payment schedule which requires that the loan be paid down bi-weekly over the period to October 31, 2001 with interest continuing at 14%. Effective August, 2001 the Bank agreed to interest only payments until the loan has been refinanced.

         Item 6       Exhibits and Reports on Form 8-K

                           (a) Exhibits (previously filed with the Company's 10Q
                               for March 31,2001)

                           10.1 AMENDMENT NO. 1 TO LOAN DOCUMENTS
                           10.2 AMENDED AND RESTATED PROMISSORY NOTE
                           10.3 MODIFICATION NO.1 MORTGAGE, ASSIGNMENT OF LEASES
                                AND RENTS, AND SECURITY AGREEMENT


                           (b)   Reports on Form 8-K

                                     None







                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                   REINK CORP.
                                                   (Registrant)


                                                         /s/William Gallagher
                                                         -----------------------
         Date November 14, 2001                    By:   William Gallagher
                                                         President