Form 10KSB
period 2001-12-31
REINK CORP
filed 2002-04-05
CIK 1103544

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                          COMMISSION FILE NO.: 0-31040

                                   REINK CORP.
                          -----------------------------
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

                                 (856) 488-9599
                           (Issuer's telephone number)


 (Former Name, Former Address and Formal Fiscal Year, if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act:

         None
                                                                    None
                                                         ----------------------
(Title of Each Class)                                    (Name of Each Exchange
                                                           on which Registered)

               Securities registered pursuant to 12(g) of the Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x ___ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year: $8,056,458.

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing sales price for the common stock of $0.50 per share as reported in on the Nasdaq Over-the-Courter Bulletin Board on March 27, 2002, was approximately $ 10,826,425. The shares of Common Stock held by each officer and director and by each person known to the Company to own 5% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 27, 2002, there were 20,377,850 shares of record of the Registrant's Common Stock issued and outstanding after giving effect to a three-for-two forward stock split effective September 28, 2000.

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

Item 10. Executive Compensation...........................20

Item 11. Security Ownership of Certain
           Beneficial Owners and Management...............21

Item 12. Certain Relationships and Related Transactions...22

Item 13. Exhibits, Financial Statement
           Schedules and Reports on Form 8-K..............24

SIGNATURES

                                     PART I

                           FORWARD LOOKING STATEMENTS


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Form 10-KSB are subject to certain assumptions, risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will depend on business, financial, and other factors beyond the Company's control, including, among others, prevailing changes in consumer preferences, access to sufficient quantities of raw materials, availability of trained labor and changes in industry regulation. There can be no assurance that the Company will continue to be successful in implementing its business strategy. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Words used in this Form 10-KSB, such as "expects", "believes", "estimates", and "anticipates" and variations of such words and similar expressions are intended to identify such forward-looking statements.

         On September 18, 2000, the Company's Board of Directors approved a 3-for-2 stock split for shareholders of record on September 28, 2000. All references to shares in this Report have been adjusted to reflect such stock split.

ITEM 1.  BUSINESS

CORPORATE HISTORY

         Reink Corp. ("Reink" or the "Company") is an established manufacturer and marketer of environmentally conscious quality aftermarket ink products for the imaging consumables market. (See: Environmental Compatibility of Products). Products include ink jet and remanufactured laser toner cartridges, inkjet refill kits, remanufactured inkjet cartridges, thermal printer film, impact printer ribbons, bulk ink, and a wide range of speciality inks for industrial printer applications. The Company generated sales of approximately $7,400,000 in 2000 and $8,000,000 in 2001. The Company currently employs 105 full time employees, 85 of whom are located in the Company's main facility in Pennsauken, New Jersey and 20 of whom are located in Cookeville, Tennessee.

     The Company has three (3) wholly-owned subsidiaries: Reink Imaging USA, Ltd., Brittany L.L.C., and Reink Canada Corp. Reink Imaging USA, Ltd. is headquartered in Pennsauken, New Jersey where the Company maintains its principal administrative offices, and manufactures impact printer ribbons, remanufactured toner cartridges, and inkjet refill kits . Reink Imaging USA, Ltd. also operates a facility in Cookeville, Tennessee that remanufactures inkjet cartridges, produces bulk ink, and conducts research and development. Brittany L.L.C. is a limited liability company located in Pennsauken, New Jersey which owns the real property upon which the Reink Imaging USA, Ltd. operations are conducted. Reink Canada Corp. is a Canadian corporation with minimal operations formed to handle future sales in Canada.

     Reink was incorporated in Delaware in March 1999 and, on April 9, 1999 acquired the stock of Renewable Resources, Inc. ("Renewable"). On May 19, 1999, Reink was acquired by Newmarket Strategic Development Corp. ("Newmarket") for 11,850,000 shares of Newmarket stock pursuant to a Plan of Merger between Reink and Newmarket. Newmarket then changed its name to Reink Corp. On September 30, 1999, Reink, through its wholly owned subsidiary, Reink Imaging USA, Ltd.
("Reink Imaging"), purchased all of the assets and assumed all of the liabilities of Assembly Services Unlimited, Inc. ("Assembly") and all of the issued and outstanding membership certificates of Brittany L.L.C. ("Brittany"), the entity owning the real property upon which Assembly conducted its operations. On June 30, 2000, the Company sold all of the issued and outstanding stock of Renewable back to its former founder. As part of the transaction, in consideration of the cancellation of debt owed by Renewable to Reink, the Company retained certain assets of Renewable including cash, inventory, and principal operating assets which the Company had pledged as collateral to Reink pursuant to a Note and Security Agreement. The Company also agreed to supply certain ink products to Renewable at an agreed upon price.

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

     As companies and offices focus on cost reduction, they turn to one of the largest cost components, imaging supplies. Where hardware was once the largest cost in running an office, decreased hardware pricing has shifted the focus to the large amount spent on consumables. Companies must look at alternatives that can provide savings on the largest category within office expense.

     The Original Equipment Manufacturers ("OEMs") have developed a strong installed base by dropping prices on hardware to increase the usage of consumables thereby creating an annuity known as the "razor/razor blade" concept. In doing this, OEMs such as Hewlett Packard earn a large percentage of their revenues and profits from imaging supplies. As a result, they have opened the door for companies such as Reink to provide cost effective alternatives. As consumers focus on cost and environmental issues, there will be an increased awareness of the alternatives available to the OEM replacement cartridges. The picture is clear: the "fuel" that printers, copiers and multi-function output devices require is ink, toner, and impact ribbons. These products are fast becoming the mainstay of this dynamic, high volume, high margin, repeat business. Reink's strategic vision is to re-engineer the industry by providing the customer with a viable alternative in aftermarket imaging solutions that are cost effective and environmentally friendly.


        1      Source: PC Magazine, November 21, 2000; PC Computer, October 1999

PRODUCT LINES

     Reink is an established manufacturer and marketer of products for the imaging consumables market. Products include ink jet and toner cartridges, inkjet refill kits, remanufactured cartridges, thermal printer film, impact printer ribbons, bulk ink, and a wide range of specialty inks for industrial printer applications.

         Ink jet refill kits and cartridges

     The Company is a leading manufacturer and distributor of ink jet refill kits and ink jet cartridges for the industry's most popular printers. Retail office products and retail electronics companies selling into the aftermarket generate the majority of Reink's ink jet business. Reink centers its ink jet product strategy on providing multiple products under various brand names for customers seeking an alternative to current high priced printing costs.

         Laser toner cartridges

         The Company re-manufactures laser toner cartridges. An extensive manufacturing process ensures that all cartridges sold meet or exceed the OEM's performance standard. The Company's research and development staff has enabled Reink to remanufacture a top quality product at a fraction of the cost. There is still substantial growth taking place in this market segment. Reink plans to aggressively develop market share by selling products through its existing customer networks as well as developing new business.

         Ribbon

         The Company manufactured approximately 675,000 pounds of bulk ink in 2000, and approximately 680,000 pounds in 2001. Ribbon products still represent an important and profitable segment of the market place. The ribbons are primarily sold by the Company for use in cash registers and credit card machines. Although the size of the overall market is diminishing, it still represents a significant opportunity for the Company.

         Bulk ink

         Applications Using Industrial Ink Jet Inks Include:

o        Mailing Systems
o        Unit Pack Printing Systems
o        Packaging Systems

o        Wide Format Printing (used in graphic arts/signage industries)
o        Tag and Label Printing Systems

         Current Industrial Ink Products

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

--------------------------------------------


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

o The Company's line of remanufactured ink jet and laser toner cartridges significantly reduces the rate of disposing cartridges to landfills, especially since cartridges can be reused as many as four (4) times. Therefore, on average, the potential exists to reduce the number of disposed cartridges.

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

TRADEMARKS AND PATENTS

         Reink(TM) is a registered trademark owned by the Company and recognized throughout the industry. The Company's formulas are closely guarded as trade secrets.

         Reink is the owner of certain patents registered with the United States Patents and Tradenames Office as follows:

o Patent No. 5,944,228 for the thermoplastic closure for a fluid container and system for refilling a fluid reservoir.

o Patent No. 5,607,003 for the thermoplastic closure for a fluid container and system for refilling a fluid reservoir.

------------------------------------
        8 An Environmental Management System is a tool to improve environmental performance by providing a systematic way of managing a company's environmental affairs. Reink's primary focus in achieving its EMS goals is the manufacture of inks that are environmentally friendly.

        9 TP3 is an environmental certification based upon the following conservation criteria: clean air, land and water conservation, hazardous chemicals handling/reduction, energy conservation and water reduction.

o    Patent No. D356,597, an ink dispenser for refilling ink jet cartridges.

SALES, MARKETING AND DISTRIBUTION

         Sales and Marketing

         From the origins of Renewable Resources, sales have grown from $120,000 in 1993 to approximately $8,000,000 in 2001. The overall strategy of the Company is to focus on core strengths and identify the product demands of the imaging supplies market. The Company's goal is to produce high quality ink which can be sold within a wide number of formats thus minimizing the Company's reliance on any one segment, channel or customer. Our strategy will focus on the following channels:

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

         The Company, through its wholly-owned subsidiary, Reink Imaging USA, Ltd., entered into a contract in February 2001 with Reusable Technologies, Inc. which generated revenues of $5 million during fiscal 2001 and is expected to generate increased revenues in fiscal 2002 and 2003 respectively.

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

         Government and Corporate Channels

         Governments are extremely large users of ink and related products. The Company currently sells into certain Government departments but the growth opportunity is increased as the Company provides a cost effective viable alternative to the OEMs. Through distributors with existing government business in other products, the Company is gaining access to this large market. As the governmental departments are focusing on their budgets and the need to cut costs, the need for alternatives increases, thus providing an opportunity for growth. For example, the demand for remanufactured inkjet cartridges is growing given the high cost per OEM cartridge and the increased printer usage as employees are provided with printers in their individual offices.

         End Consumers - eBusiness

         The Company has entered into an agreement with Reusable Technologies, Inc. which will provide the channel to sell direct to the end consumer. There are a large number of fragmented resellers of products which will provide the engine to generate sales of the Company's products direct to the end consumer.

         The Company has begun selling to QVC through a distributor and the Company anticipates that this direct channel to the consumer will increase the awareness/education levels related to alternatives to the OEM products. This increased awareness should drive the demand for cost effective and environmentally friendly refillable technology.

         Wide Format and Related Markets

         The Company has identified an internet technology suitable for Wide Format whereby it will provide end-users, retail consumers and bulk ink customers with an "engine" which will be accessed through the Reink internet site. This will allow our customers the ability to target and store high-resolution digital images and allow customers to access those proprietary images on an "as needed" basis through a designated website. Retail/end-users, through our "Idea Center", will be able to access various high quality digital graphics for numerous small business applications, (i.e., brochures, logos) or personal use.

         Additionally, the Company is broadening its line of hard copy supplies and products through strategic alliances. This is accomplished by seeking out leading companies in the dyes and sublimation ink markets who have the ability to print on more porous surfaces (i.e., glass and earthenware), special durable inks for fabric printing, thermal transfer ribbons for bar coding, label printing and MICR10 inks for check printing. Throughout all of business and marketing, ink remains a fundamental component of communication through items such as billboards and point- of-sale materials. The Company's strategy focuses on the areas where ink is consumed and how best to penetrate these channels.

         The Company has identified several companies that cater to certain types of businesses with which the Company will discuss strategic alliances to grow the Company and increase revenues. An example of this segment would be beer distributors and their need for point-of-sale material. In the past the printing of this material was centralized and posters were shipped out to the resellers of beer. This was costly due to leftover materials being date sensitive and further, customization for specific locations being difficult. This function is being pushed out to the distributors who, in turn, can print in smaller runs on wide format printers to customize and improve the timely delivery of point-of-sale materials. This new segment of the market for ink and related products will start to emerge as the number of wide format printers increases resulting in a reduction of the distributor's own printing costs. This business is fragmented with a number of small players but no dominant supplier. The Company is positioning itself to capitalize on what the Company anticipates will be a profitable new developing market through high quality products and strategic acquisitions within the market segment. There can be no assurance that the Company's strategy will result in the Company becoming a significant supplier to this market segment.

         Distribution

         The Company primarily sells its products to distributors who in turn sell into the retail channel as well as other channels. The Company has recently signed an exclusive contract with Reusable Technologies, Inc. for worldwide distribution to the wholesale and retail markets all inkjet refill kits, replacement packs, and all associated components. Other products are sold through non- exclusive arrangements with various distributors. The Company's two largest customers are Reusable Technologies, Inc. and Distinguished Brands, Inc. representing 31% and 9% of sales for the fiscal year ended December 31, 2001.

---------------------------
        10 An abbreviation of the term Magnetic Ink Character Recognition. It describes an ink technology used almost exclusively on checks. This ink is used to print the account number and amount on the bottoms of cancelled checks. As the check then passes through a reader, the ink is magnetized and subsequently read by the system to date. No one has ever been able to print this type of ink successfully with ink jet because it uses a material called iron oxide whose particles are too big to print through an ink jet print engine.

RESEARCH AND DEVELOPMENT

         The Company devotes a part of its budget to new product development ("R&D") (approximately $170,000 - 350,000 per year) and quality control (approximately $40,000 per year). The Company's R&D staff in Tennessee is comprised of six (6) highly respected chemists and engineers. The R&D team has developed over 150 ink formulations and ink refill systems for:

     o Major compatible cartridge manufacturers in Asia and the U.S., including products for the U.S. Government Services Administration
          (GSA).


     o Major rechargers in the American recycling industry, including Mexico and South America

     o    Major office superstores and OEMs, such as Okidata and Olivetti

     o Major accounts in the postal/addressing field requiring specialty inks for OCR and bar coding applications


     o   The new digital printing and digital photography markets

     o The graphics arts and sign industries to meet the needs of package bar coding, postal/addressing and wide format digital printing

         One of the fastest growing sectors of the imaging products and computer industries is ink jet. The Company is a vital part of this growth offering key technological advances in:

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

         The Company operates two (2) facilities. The Company's headquarters and main operations are located in Pennsauken, New Jersey, in a 32,000 square foot facility. There is room to expand and add approximately 8,000 square feet as operations demand. The Company makes matrix ribbons, remanufactures laser toner cartridges, and ink jet refill kits at the Pennsauken facility. The Company also leases an additional 4,650 square feet of nearby warehouse space. The Company employs approximately 85 full time employees at the Pennsauken site.

         The Company also leases 10,000 square feet in Cookeville, Tennessee. The Cookeville facility manufactures bulk ink and remanufactures ink jet cartridges. Additionally, all research and development is conducted at the Cookeville location. The Company employs approximately 20 full time employees in Cookeville, of which 6 are involved in research and development and quality control.

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

         In the industrial market, OEMs control 90% of the ink jet aftermarket. The major OEMs are Videojet, who has just acquired Marsh (strong in the corrugated packaging field). Videojet is the leader in the carton and individual pack coding market. Their major competition is Domino Amjet, Willett International, Diagraph, Matthews, Markem and several other significant players. The ink jet packaging printer market is estimated at $800 million annually, with $150 million attributable to bulk ink sales. Systems based on Trident's Piezo electric printhead technology represent $80 million of this market13.
----------------------

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

ITEM 2.           PROPERTIES

         Reink Corp. currently manufactures products in two (2) facilities, as follows:

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

         COOKEVILLE, TENNESSEE - On September 12, 1999, the Company entered into a lease for a 10,000 square foot office and warehouse facility located in Cookeville, Tennessee for a term of sixty (60) months at a cost of $4,690 per month for the first sixty (60) month period with an option for a second sixty
(60) month term at $5,450 per month. The Company believes the facility to be well maintained, in substantial compliance with environmental laws and regulations, and adequately covered by insurance. The Company also believes that the leased facility is not unique and could be replaced, if necessary, at the end of the term of the existing lease.

ITEM 3.           LEGAL PROCEEDINGS

         From time to time, the Company may be involved in litigation that arises in the normal course of business operations.
-----------------------
        13 The estimates and related information contained in Competition section are based upon internal research developed by the Company's Research and Development department. There can be no assurance that the Company's estimates are accurate.

     During June 1999, the Company entered into a Product Development and Manufacturing Agreement with FAES USA, Inc. (FAES), a Tennessee corporation. FAES develops specialized industrial equipment that services the ink-jet cartridge industry. Pursuant to such agreement, the Company was obligated to fund FAES development and manufacturing costs of such equipment. In March 2000, Reink was sued for breach of contract by FAES for approximately $250,000 in the Chancery Court for Williams County, Tennessee, Case No. 26905. In August 2000, the Company filed an answer and counterclaim against FAES. The Company and FAES entered into a settlement agreement and mutual release in May, 2001. The settlement provides for FAES to receive Reink product to be credited against an outstanding balance of $241,000 with the outstanding balance to be fully satisfied by December 2002. The complaint was dismissed with prejudice in June 2001.

     In July 2000, the Internal Revenue Service (the "IRS") made an adjustment of amounts due to the IRS by Wildan Services, Inc. (which was merged into Assembly Services Unlimited, Inc. and acquired by the Company in September
1999). The adjustment is for FUTA taxes and penalties in the amount of $37,923. This adjustment is due to the IRS's claim that State Unemployment and Disability Taxes were unpaid or underpaid resulting in the application of an increased FUTA rate applied against taxable wages (the first of $7,000 in wages paid to each employee) for the tax year ended December 31, 1997. The adjustment evolves out of the same payroll period where penalties for underpayment of payroll taxes due from Wildan Services, Inc. were abated due to the IRS's findings of reasonable cause. A response has been made to the IRS requesting the abatement for the same reasons previously found to meet the reasonable cause standards of the IRS. The IRS has requested additional information from the State of New Jersey. The Company continues to request tax clearances and releases (Warrants of Satisfaction) from the State of New Jersey. The State of New Jersey continues to respond that the Company's requests are under consideration and being delayed due to changes made to the State's computer systems.

     In March 2000, the Company paid the State of New Jersey Division of Taxation and Department of Labor (the "State") in full satisfaction of certain judgment liens. Although there have been subsequent telephone communications with the State, the State has not yet issued the Warrants of Satisfaction or tax clearances.

     In July 2000, Osmonics, Inc. filed a complaint in the Chancery Court for Putnam County, Tennessee, Case No. 200-218 against Reink Imaging USA, Ltd. a/k/a Wildan Services, Inc. a/k/a Renewable Resources, Inc. alleging breach of contract by Renewable Resources, Inc. Reink Imaging USA, Ltd. filed a pro se response with the Court, which response was not accepted by the Court as an answer. In October 2000, a default judgment was entered against Reink Imaging USA, Ltd. in the amount of $49,282.61 plus court costs. In February 2001, the Company filed a Motion for Relief from Judgment. In June 2001, the Court entered an order setting aside the default judgment. The case was dismissed with prejudice in October 2001.

     In November 2000, Bayer Corporation filed a complaint in the Superior Court for New Jersey, Camden County, Case No. 745100 against Renewable Resources, Inc. and Reink Imaging USA, Ltd. alleging breach of contract and seeking damages in the amount of $17,402.50. The Company's legal counsel has provided the Plaintiff with documents evidencing that Reink Imaging USA, Ltd. is not a successor corporation to Renewable Resources, Inc., nor is Reink Imaging USA, Ltd. contractually obligated for the debts of Renewable Resources, Inc. The Court, sua sponte, dismissed without prejudice the litigation for lack of prosecution by Bayer Corporation.

     In February 2001, Tiger Direct, Inc. filed a complaint in the Superior Court for New Jersey, Bergen County, Case No. BER-L-1605-01 against Reink Corp. alleging breach of contract and seeking damages in the amount of $22,747.46. In May 2001, the Company filed an answer and affirmative defenses based upon Tiger Direct's failure to obtain written approval of the advertising text and layout utilized in the Reink catalog produced by Tiger Direct. The contract between the parties provided, inter alia, that Tiger Direct obtain prior written approval of the advertising text and layout from Reink, which prior written approval Tiger Direct has failed to produce. The case has been transferred to the Superior Court for New Jersey, Camden County. The case is scheduled for non-binding arbitration and the prospects for a favorable settlement are good.

     In March 2001, Holly's HPI Printing filed a complaint in the Superior Court of New Jersey, Camden County, alleging breach of contract and seeking damages in the sum of $23,949. The Company's legal counsel provided Plaintiff with documents evidencing that Reink Imaging USA, Ltd. is not a successor corporation to Renewable Resources, Inc., nor is Reink Imaging USA Ltd. contractually obligated for the debts of Renewable Resources, Inc. The Plaintiff has voluntarily dismissed without prejudice Reink Imaging USA, Ltd. and Reink Corp. from the litigation.

     The Company assumed the defense of an administrative complaint that the United States Environmental Protection Agency ("USEPA") filed against Renewable Resources in October 1999, in Region IV EPA (Atlanta, Georgia), Case No. SDWA-04-99-032, alleging that the disposal of certain ink products into a septic system was a violation of the Clean Water Act. The EPA was seeking damages of $150,000. The Company and USEPA are currently engaged in negotiations regarding the actions. The Company has provided for a reserve of $8,000 based upon such negotiations, however, the ultimate resolution of this matter cannot be determined at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of Securityholders through a solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

         The Company's Common Stock commenced trading on the Over-the- Counter Bulletin Board under the symbol "RINC" on May 11, 2000. Set forth below is the range of high and low bid information for the Company's Common Stock for the period commencing May 11, 2000 (the inception of trading) through December 31, 2001. This information represents prices between dealers and does not reflect retail mark-ups or mark-downs or commissions, and may not necessarily represent actual market transactions.

Fiscal Period
                                                      High Bid         Low Bid

2000:
Commencement of trading (May 11, 2000)*              $   .71           $   .58
Second Quarter ended June 30, 2000*                     1.25               .71
Third Quarter ended September 30, 2000*                 1.43              1.20
Fourth Quarter ended December 31, 2000                  1.06               .60

2001:
First Quarter ended March 30, 2001                      1.40               .75
Second Quarter ended June 30, 2001                      1.31               .45
Third Quarter ended September 30, 2001                   .62               .10
Fourth Quarter ended December 31, 2001                   .73               .26

*Adjusted for a 3-for-2 stock split effective September 29, 2000.

         The closing price for the Company's Common Stock on March 27, 2002 was $0.50 per share.

         As of March 27, 2001, there were approximately 172 record holders of the Company's Common Stock. Moreover, additional shares of the Company's Common Stock are held for stockholders at brokerage firms and/or clearing houses, and therefore the Company was unable to determine the precise number of beneficial owners of Common Stock as of March 27, 2002.

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

GENERAL

     The Company was incorporated in Delaware in March 1999, and on April 9, 1999, acquired the stock of Renewable. The Company acquired 100% of the shares of Renewable for the following consideration: (a) $70 at closing; (b) commitment by a shareholder of the Company to arrange financing for the Company or Renewable for at least $600,000 in the form of equity and/or debt; (c) agreement by a creditor of Renewable to forgive all indebtedness outstanding retroactive to December 31, 1998, with a principal of such creditor to be retained by Renewable to provide consulting services to the Company for a monthly fee of $9,028 for an eighteen-month (18) period commencing July 1, 1999; and (d) the sole shareholder of Renewable received 3,150,000 shares of the Company's common stock.

     On May 19, 1999, the Company was acquired by Newmarket Strategic Development Corp. ("Newmarket") for 11,850,000 shares of Newmarket stock pursuant to the Plan of Merger between the Company and Newmarket. Newmarket then changed its name to Reink Corp.

     The Company established a holding company called Reink Canada Corp. for purposes of generating future business in Canada. Reink Canada Corp. had only minimal activity in the period ended December 31, 2000 and December 31, 2001.

     On September 30, 1999, the Company purchased all of the assets and assumed all of the liabilities of Assembly Services Unlimited, Inc. ("Assembly") and 100% of the membership interest of Brittany LLC ("Brittany"), the entity owning the property on which Assembly conducted its operations. Assembly subsequently changed its name to Reink Imaging USA, Ltd. ("Reink Imaging"). The Company initially issued 712,500 shares of its common stock for the acquisition of Assembly, and in May 2000, issued an additional 487,500 shares and made a Note in favor of William E. Gallagher in the amount of $250,000. Reink paid $137,500 on the Note leaving an outstanding balance of $112,500. The company has accrued interest of $20,000 in order to compensate for delays in payments bringing the total to $132,500. Mr. Gallagher has deferred payment of this note until the Company generates sufficient cash flow, as determined by the Board of Directors, for repayment.

     The financial statements of the Company relating to the year ended December 31, 2000 reflect the operations of Renewable through June 30, 2000, and the operations of the Company, Reink Imaging, Brittany L.L.C. and Reink Canada Corp. for the fiscal year ended December 31, 2000.

     On June 30, 2000, the Company sold 100% of the stock of Renewable back to its former founder. Such agreement, as amended, provided for the Company to pay Renewable $140,000, payable on a quarterly basis in an amount equal to 10% of Reink Corp.'s consolidated net income. The Company's obligation to Renewable is current as the Company has not yet generated consolidated net income. As part of the transaction, in consideration for the cancellation of debt owned by Renewable to Reink, the Company retained certain assets of Renewable including cash, inventory and its principal operating assets, which the Company had collateralized under a security agreement. The Company also agreed to supply certain ink products to Renewable at an agreed upon price with approximately $240,000 of such products at no charge to Renewable. The Company is continuing in the business of manufacturing ink jet supplies.

YEAR ENDED DECEMBER 31, 2001 AS
COMPARED TO YEAR ENDED DECEMBER 31, 2000

         REVENUES - Total revenues increased to $8,056,458 for the fiscal year ended December 31, 2001, compared to $7,398,953 for fiscal year ended 2000. This increase was primarily due to the new contract signed with Reusable Technologies, Inc. related to Inkjet Refill Kits.

         GROSS PROFIT - Gross profit decreased to $2,334,001 in fiscal year ended 2001 from $2,534,489 for fiscal year ended 2000 as a result of the decrease in gross profit margin and decreased sales. Gross profit margin decreased in fiscal year ended 2001 due to the overall mix of business with lower margin products making up a higher percentage of the overall sales.

         OPERATING EXPENSES - Operating expenses decreased to $3,851,260 in the fiscal year ended 2001 from $5,304,517 in fiscal year ended 2000, which was primarily the result of stock issued for services rendered during 2000. Selling, general, and administrative expenses decreased as a result of consolidating offices and an overall streamlining of the Company's operations.

         NET INCOME (LOSS) - As a result of the above, the Company sustained a net loss of $1,842,754 for the fiscal year ended December 31, 2001 ($0.09 loss per share on 20,442,850 weighted average outstanding shares), compared to a net loss of $2,978,837 for the fiscal year ended December 31, 2000 ($0.16 loss per share on 18,588,163 weighted average outstanding shares).

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its cash requirements primarily through operations, bank borrowings, and sales of its securities to accredited investors. The Company's bank credit facility permitted borrowings of up to $1,000,000 against a fixed percentage of qualified accounts receivable and inventory. The interest rate of the line was twelve percent (12%). The credit facility was collateralized by accounts receivable and inventory. The credit facility terminated on November 25, 2000, and was not renewed. The bank agreed to a payment schedule and was paid out completely in December 2001. The Bank facility was refinanced effective December 31, 2001 with an asset based lender providing a $1,000,000 facility based on 75% of accounts receivable. The facility allows for an up front fee of 1.25% of the accounts receivable financed and interest at prime plus 4% while the account remains outstanding. The facility is secured by a first lien on all assets of the Company, and is for a term of one (1) year with one (1) year renewal periods.

As of December 31, 2001, the Company had a working capital deficiency of approximately $2,700,000 including the mortgage payable of $600,000 which is due June 30, 2002. The Company has no long term debt. The auditor's report on its financial statements included elsewhere herein contains an explanatory paragraph about the Company's ability to continue as a going concern. The Company expects that the growth and expansion of operations will require capital infusions of a minimum of $1,000,000 necessary to fund the purchase of inventory and to meet the Company's working capital needs. The Company is seeking to raise up to $2,000,000 through the issuance of convertible debentures to accredited investors. In addition, the Company has an agreement from its largest supplier to write off $300,000 upon receiving a lump sum payment of $250,000 from the new financing. The Company also anticipates refinancing the $600,000 mortgage. There can be no assurances that the Company will be successful in obtaining this additional financing. If it is not successful, the Company would seek to negotiate other terms for the issuance of debt, and/or pursue bridge financing, negotiate with suppliers for a reduction of debt through the issuance of stock and seek to raise equity through the sale of its common stock.

         Except as provided above, the Company has no present commitment that is likely to result in its liquidity increasing or decreasing in any material way. In addition, except as noted above, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in, the Company liquidity increasing or decreasing in any material way. The Company has no material commitments for capital expenditures. The Company knows of no material trends, favorable or unfavorable, in the Registrant's capital resources.

ITEM 7.           FINANCIAL STATEMENTS

         The financial statements required pursuant to this Item 7 are included in this Form 10-KSB as a separate section commencing on page F-1 and are incorporated herein by reference.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

   No change or disagreement with accountants took place with respect to the preparation of the Company's financial statements for the two (2) most recent fiscal years contained in this report, namely the fiscal years ended December 31, 2001 and 2000.

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS

         OFFICERS AND DIRECTORS

         The officers and directors of the Company, and further information concerning them, are as follows:

         NAME             AGE       POSITION
         ----             ---       --------

William E. Gallagher      44        President, Chief
                                    Operating Officer and
                                    Director

William M. Smith          38        Executive Vice  President,  Chief  Financial
                                    Officer and Director

Robert P. Sinatra         45        Secretary / Treasurer

Wayne J. Maddever         52        Director


         BIOGRAPHICAL DETAILS

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

     WILLIAM M. SMITH joined the Company in May, 1999, as Chief Financial Officer and has served as a Director since May, 2000. From April, 1998 to March, 1999, Mr. Smith was the CFO of the Locator Group Inc., a leader in the publishing industry. From September, 1994 to March, 1998, Mr. Smith was Vice President and Treasurer of Cott Corporation, a publicly traded company in both Canada and the United States. Cott Corporation is the largest private label manufacturer of soft drinks in North America. Prior to 1994, Mr. Smith was the Treasurer and Officer at Molson Breweries responsible for all financing, cash flow, leasing and foreign exchange, amongst other senior financial responsibilities. Mr. Smith is a chartered accountant and graduated with honors from the University of Waterloo, Canada with a Bachelor of Mathematics degree in 1987.

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

     WAYNE J. MADDEVER, PH.D., P. ENG., joined the Company as a Director in October, 2000. Currently, Dr. Maddever is self-employed as a consultant of WJ Maddever & Associates. From January, 1999 until October, 2000, Dr. Maddever was

General Manager of Sanden Machine, Ltd., a Cambridge, Ontario, Canada supplier of web offset printing equipment to the forms, direct mail and commercial printing industries. From December, 1996 to January, 1999, Dr. Maddever served as President of Resource Plastics, Inc., the largest recycler of film and rigid plastics in Canada. From May, 1991 to December 1996, Dr. Maddever served as General Manager of MG Canada, a subsidiary of Messen Greishein Gnbh, Germany's largest industrial gas company. Dr. Maddever received is Doctorate in Metallurgical and Materials Science Engineering from the University of Toronto in 1978.

     Directors of the Company serve until the next annual meeting of stockholders of the Company and until their successors are elected and duly qualified. Officers of the Company will be elected annually by the Board of Directors and serve at the discretion of the Board. The Company has in place an employment agreement with its President and Chief Operating Officer, Mr.
Gallagher, and its Secretary and Treasurer, Mr. Sinatra. (See Item 10 - "Executive Compensation, Employment Agreements".)

ITEM 9.           EXECUTIVE COMPENSATION

         The following table sets forth annual remuneration of the Company's Chief Executive Officer and the Company's three (3) most highly compensated executive officers other than the Chief Executive Officer for the fiscal years ended December 31, 2000 and 2001.

                                         SUMMARY COMPENSATION TABLE
                                            Annual Compensation                           Long Term Compensation
                           -----------------------------------------------------  --------------------------------
                                                                                             Awards           Payments
                                                                                   ----------------------------------------
                                                                                    Restricted   Securities             All
Name of Individual                                                Other Annual      Stock        Underlying/   LTIP     Other
and Principal Position     Year     Salary      Bonus             Compensation(1)   Award(s)     Options/SARs  Payouts  Compensation
----------------------     ----     ------      -----             ---------------   --------     ------------  -------  ------------

William E. Gallagher       2001     $129,808    $15,000           $9,000               -0-            -0-        -0-          -0-
  President & COO          2000     $135,000    $15,000           $9,000               -0-            -0-        -0-          -0-

Bradley Garrison(1)        2001     $ 19,946    $ 3,197           $2,250               -0-            -0-        -0-          -0-
 Executive Vice
 President                 2000     $ 95,000    $23,750           $9,000               -0-            -0-        -0-          -0-
 of Sales & Marketing

Robert W. Zolg             2001     $ 91,346    $  -0-            $  -0-               -0-            -0-        -0-          -0-
 Executive Vice
 President                 2000     $ 95,000    $  -0-            $  -0-               -0-            -0-        -0-          -0-
 of Research &
 Development (Reink
 Imaging USA Ltd.)

Robert P. Sinatra          2001     $ 86,539    $  -0-            $6,000           $15,000            -0-        -0-          -0-
 Secretary/Treasurer       2000     $ 90,000    $  -0-            $1,500               -0-            -0-        -0-          -0-

(1) Indicates annual automobile allowance.

The following tables sets forth information concerning options granted to our officers and directors during the year ended December 31, 2001, pursuant to our Employee Stock Option Plan. No stock appreciation rights ("SAR's") were granted.

                                                     Percent of
                           Number of                 Total Options
                           Shares                    Granted to
                           Underlying                Employees in        Exercise Price
Name of Individual         Options Granted           Fiscal Year         Per Share          Expiration Date
------------------         ---------------           --------------      ----------         ---------------

Robert P. Sinatra          50,000                    100.0%                     $ 0.25               12/14/2011

         The following table sets forth information as to Options held by the executive officers named in the Summary Compensation Table:

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

William E. Gallagher       N/A                        N/A               75,000 / 150,000              0 / 0

William M. Smith           N/A                        N/A               75,000 / 150,000              0 / 0

Robert P. Sinatra          N/A                        N/A               50,000 / 150,000              0 / 3,000

Robert Zolg                N/A                        N/A               12,500 / 25,000               0 / 0


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

         On May 26, 2000, the Company's Board of Directors approved the grant of stock options to various employees. The options have an exercise price of $.67 per share and vest over a period of three (3) years. A total of 1,252,500 options were granted to various employees and officers under the Option Plan.

         On December 14, 2001 the Company granted 50,000 options with an exercise price of $.25 per share.

         As of December 31, 2001, 197,500 options remain available for grant. Additional options may become available to the extent outstanding options terminate or expire unexercised.

         As of December 31, 2001, stock option activity is summarized as follows:

                                    Number of Options
Options                             and Underlying Shares        Exercise Price

Authorized                             1,500,000                       n/a
Granted                                1,302,500                       $.67/$.25
Exercised                                     -0-                      n/a
Cancelled                                     -0-                      n/a

Available for grant
 at December 31, 2001                    197,500                       n/a

EMPLOYMENT AGREEMENTS

         The Company executed an Employment Agreement with William E. Gallagher which commenced October 1, 1999. The Employment Agreement provides that Mr. Gallagher is to receive a base salary of $135,000 and yearly bonuses up to one hundred percent (100%) of his base salary, said bonus structured sixty percent (60%) on objective achievement and forty percent (40%) on Company profitability as established by the Compensation Committee. Mr. Gallagher is guaranteed a minimum bonus of $15,000 per year which he received for the year ended December 31, 2001. In the event of termination by the Company, without cause, Mr. Gallagher would be entitled to the balance remaining in the Employment Agreement. During the term of his employment and for a period of twelve (12) months after he receives his last compensation under the Employment Agreement, Mr. Gallagher cannot directly or indirectly compete with the Company.

         The Company executed an Employment Agreement with Robert Sinatra which commenced October 1, 1999. The Employment Agreement provides that Mr. Sinatra is to receive a base salary of $90,000 and yearly bonuses up to forty percent (40%) of his base salary, said bonus structured fifty percent (50%) on objective achievement and fifty percent (50%) on Company profitability as established by the Compensation Committee. In the event of termination by the Company, without cause, Mr. Sinatra would be entitled to the balance remaining in the Employment Agreement. During the term of his employment and for a period of twelve (12) months after he receives his last compensation under the Employment Agreement, Mr. Sinatra cannot directly or indirectly compete with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of the date of this Registration Statement, by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) officers and directors of the Company as a group:

                                                           Shares of Common        Percentage of
Name and Address        Position                           Stock Owned 1           Ownership
----------------        ---------                          -----------------       -------------

William E. Gallagher    Director, President,               1,425,000               6.6%
c/o Reink Corp.         and Chief Operating Officer
2550 Haddonfield Road
Pennsauken, NJ 08110

William M. Smith        Director, and Chief                  550,000(6)            2.5%
c/o Reink Corp.         Financial Officer
2550 Haddonfield Road
Pennsauken, NJ 08110

Wayne J. Maddever       Director                              39,000                .2%
c/o Reink Corp.
2550 Haddonfield Road
Pennsauken, NJ 08110

Robert Sinatra          Secretary and Treasurer              125,000(6)             .6%
c/o Reink Corp.
2550 Haddonfield Road
Pennsauken, NJ 08110

Anthony M. Pallante     Shareholder                        3,150,000(2)           14.5%
c/o Manchester
 Consolidated Corp.
120 Adelaide Street West
Suite 2401
Toronto, Ontario,  M5H 1T1

Thomas J. Irvine        Shareholder                        3,149,999(3)           14.5%
c/o 4C Holdings, Inc.
21670 Frontenoc Court
Boca Raton, Fl 33433

Kiran Patel             Shareholder                          487,500(46)           2.3%
c/o Kiran Patel
 Irrevocable Trust
10365 S.W. 58th Street
Miami, Florida 33173

Anil Patel              Shareholder                          487,500(5,6)           2.3%
c/o Anil Patel
Irrevocable Trust
10365 S.W. 58th Street
Miami, Florida 33173


All officers and directors
as a group (4 persons)                                     2,139,000               9.9%


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

         4 The shares are issued in the name of Kiran Patel Irrevocable Trust (the "Trust") whose beneficiary is Kiran Patel. Mr. Patel is a shareholder of Reusable Technologies, Inc. through whom the Company has a contract to distribute certain products. Additionally, the Trust owns 243,750 Common Stock Purchase Warrants which, if fully exercised, would increase Mr. Patel's security ownership to approximately 3.4% of the Company's issued and outstanding shares. Mr. Patel is the brother of Anil Patel.

         5 The shares are issued in the name of Anil Patel Irrevocable Trust (the "Trust") whose beneficiary is Anil Patel. Mr. Patel is a shareholder of Reusable Technologies, Inc. through whom the Company has a contract to distribute certain products. Additionally, the Trust owns 243,750 Common Stock Purchase Warrants which, if fully exercised, would increase Mr. Patel's security ownership to approximately 3.4% of the Company's issued and outstanding shares. Mr. Patel is the brother of Kiran Patel.

         6     Includes shares authorized to be issued but the certificates have
               not  yet  been  issued.   William Smith  250,000,  Robert Sinatra
               50,000, and Anil and Kiran Patel 487,500 each.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On May 19, 1999, Reink was acquired by Newmarket Strategic Development Corp. ("Newmarket") for 11,850,000 shares of Newmarket stock pursuant to a Plan of Merger between Reink and Newmarket. Newmarket then changed its name to Reink Corp. In connection with the issuance of shares to Reink Corp., Anthony Pallante, through Manchester Consolidated Corp., received 3,150,000 shares; former officer and director Thomas Lawrence received 3,150,000 shares; former officer and director Thomas Irvine, through 4C Holdings, Inc., received 3,149,999 shares; and William M. Smith received 75,000 shares. In connection with the issuance of the Company's securities to these investors the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") for exemption from the registration requirements of the Act.

         In December, 1999, the Company sold 1,390,350 shares of the Company's Common Stock at $.83 per share for an aggregate of $1,158,625 net of expenses pursuant to an August 1999 Private Placement Offering to sixty-seven (67) accredited investors. In connection with the issuance of the Company's securities to these accredited investors pursuant to the private placement, the Company relied on Rule 506 of Regulation D and/or Section 4(2) of the Act for exemption from the registration requirements of the Act.

         Pursuant to an agreement dated September, 1999, the Company issued an aggregate of 1,200,000 shares of Common Stock to William E. Gallagher in connection with the Company's acquisition of Reink Imaging and Brittany LLC. The Company issued 712,500 common shares at $.73 per share, and 487,500 common shares at $1.17 per share . The Company paid $1,091,250 for Reink Imaging and $250,000 for Brittany.

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

         In September 2000 the Company issued 487,500 shares of Common Stock valued at $.80 per share under two consulting agreements to two (2) non-related parties for various marketing and strategic services. Both contracts are for a period of one year and commence during September and October 2000, respectively. In addition, the Company issued 105,000 shares of Common Stock during 2000 for legal services rendered.

         In September 2000, the Company's Board of Directors approved a three-for-two stock split of the Company's Common Stock, effective at the opening of trading on September 29, 2000. All calculations of number of shares in this Report have been adjusted to reflect the three- for-two forward stock split.

         In December 2001, the Company sold 975,000 shares of Common Stock and 487,500 Common Stock Purchase Warrants to one (1) accredited investor for aggregate consideration of $312,000. Each Common Stock Purchase Warrant is exercisable to purchase one (1) share of the Company's Common Stock at $0.32 per share during a five (5) year period commencing from the issuance date. In addition the warrants are exercisable only after the first anniversary date. Although the shares have been authorized to be issued, the stock certificates have yet to be issued. In connection with the issuance of the Company's securities to the accredited investor pursuant to the private placement, the Company relied on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended (the "Act") for exemption from the registration requirements of the Act.


         In December, 2001 the Company authorized the issuance of 250,000 shares at $.30 per share to William Smith and 50,000 shares at $.30 per share to Robert Sinatra in consideration for their extra service to the Company. Although the shares have been authorized to be issued, the stock certificates have yet to be issued. In connection with the issuance of the Company's securities to the accredited investor pursuant to the private placement, the Company relied on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended (the "Act") for exemption from the registration requirements of the Act.

                                    PART III

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

(10)(b)   Employment Agreements:
                           William E. Gallagher 1
                           Robert Sinatra 1


(2) During the quarter ended December 31, 2001, and through the date of the filing of this Form 10-KSB, the Company filed no reports on Form 8-K.



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

                                                              REINK CORP.


Dated: April 4, 2002                  By: /s/ William E. Gallagher
                                         -------------------------------
                                              William E. Gallagher, President


         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                         Capacity                    Date

Principal Executive               President, Chief            April 4, 2002
                                  Operating Officer
                                  and Director
/s/William E. Gallagher
--------------------------
   William E. Gallagher

Principal Financial               Executive Vice              April 4, 2002
and Accounting Officer            President, Chief
                                  Chief Financial
                                  Officer and Director
/s/William M. Smith
--------------------------
   William M. Smith


/s/Robert P. Sinatra              Secretary/Treasurer         April 4, 2002
--------------------------
   Robert P. Sinatra



/s/Wayne J. Maddever              Director                    April 4, 2002
--------------------------
Wayne J. Maddever

                          REINK CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report......................................          F-1

Consolidated Balance Sheet........................................          F-2

Consolidated Statements of Operations.............................          F-3

Consolidated Statement of Stockholders' Equity (Deficit)..........          F-4

Consolidated Statements of Cash Flows.............................          F-5

Notes to Consolidated Financial Statements........................   F-6 - F-16

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Reink Corp. and Subsidiaries


     We have audited the accompanying consolidated balance sheet of Reink Corp. and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reink Corp. and Subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(a) to the consolidated financial statements, the Company incurred losses of approximately $1,800,000 and $3,000,000 for the years ended December 31, 2001 and 2000, respectively and had a working capital deficiency of approximately $2,700,000 at December 31, 2001. Management's plans with respect to these matters are described in Note 2(a) to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                                /s/ Feldman Sherb & Co., P.C.
                                                    ----------------------------
                                                    Feldman Sherb & Co., P.C
                                                    Certified Public Accountants
March 22, 2002
New York, New York

                          REINK CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2001

 ASSETS
CURRENT ASSETS:
         Cash                                                 $         111,627
         Accounts receivable (less allowance for doubtful
                 accounts of $11,700)                                   720,623
         Inventories                                                    601,546
         Prepaid Expenses and Other Current Assets                        7,030
                                                                ----------------

              TOTAL CURRENT ASSETS                                    1,440,826

PROPERTY, PLANT AND EQUIPMENT, net                                    1,259,218

GOODWILL, net                                                         1,012,030

PATENTS, net                                                            108,000
                                                                ----------------
                                                              $       3,820,074
                                                                ================


         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
         Accounts payable                                     $       2,075,527
         Accrued expenses                                               473,137
         Due to financing company                                       315,266
         Due to related party                                           231,600
         Loans payable - related parties
           (including accrued interest of $108,000)                     440,501
         Mortgage payable                                               600,000
                                                                ----------------


                TOTAL CURRENT LIABILITIES                             4,136,031
                                                                ----------------


STOCKHOLDERS' DEFICIT
         Common stock, $.001 par value, 100,000,000 shares
           authorized, 20,377,850 shares issued and outstanding          20,378
         Additional paid in capital                                   5,851,901
         Common stock to be issued                                      232,000
         Accumulated deficit                                         (6,420,236)
                                                                ----------------


               TOTAL STOCKHOLDERS' DEFICIT                             (315,957)
                                                                ----------------


                                                              $       3,820,074
                                                                ================



                 See notes to consolidated financial statements.
                                       F-2

                           REINK CORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  Years Ended December 31,
                                                             -----------------------------------
                                                                  2001                2000
                                                             ----------------     --------------



REVENUES                                                   $      8,056,458     $    7,398,953

COST OF GOODS SOLD                                                5,722,457          4,864,464
                                                                  ----------         ---------
          GROSS PROFIT                                            2,334,001          2,534,489
                                                                  ----------         ---------

OPERATING EXPENSES
          Selling, general and administrative                     2,791,136          3,124,788
              (exclusive of non-cash compensation
               and fees reported below)
          Non-cash compensation and fees                            526,000          1,401,250
          Research and development                                  168,319            416,615
          Depreciation and Amortization                             365,805            361,864
                                                                    --------           -------
          TOTAL OPERATING EXPENSES                                3,851,260          5,304,517
                                                                  ----------         ---------

LOSS FROM OPERATIONS                                              (1,517,259)       (2,770,028)

INTEREST EXPENSE                                                     325,495           208,809
                                                             ----------------     --------------
NET LOSS                                                   $      (1,842,754)   $   (2,978,837)
                                                             ================     ==============
Net loss per common share, basic and diluted               $           (0.09)   $        (0.16)
                                                             ================     ==============
Weighted average number of shares                                 20,442,850        18,588,163
                                                             ================     ==============


                 See notes to consolidated financial statements.
                                       F-3

                          REINK CORP. AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                Common Stock      Additional                                           Total
                                            --------------------   Paid-In  Accumulated  Shares to  Prepaid fees    Stockholders'
                                             Shares      Amount    Capital   Deficit     be Issued   and services Equity(Deficit)
                                           -----------  --------  --------- -----------  ----------- -----------  --------------


Balance - January 1, 2000                  16,952,850  $ 16,953  $1,849,226 $(1,598,645)  $        -  $        -   $    267,534

  Net liability transferred upon sale of
       Renewable Resources                          -         -     365,457           -            -           -        365,457

  Sale of stock and warrants for cash         937,500       937   1,199,063           -            -           -      1,200,000

  Options issued in connection with
       consulting agreements                        -         -      34,642           -            -           -         34,642

  Stock issued for services                 2,130,000     2,130   1,939,121           -            -    (540,000)     1,401,251

  Stock issued for purchase of Assembly       487,500       488     568,262           -            -           -        568,750
       Services, Inc.

  Net loss                                          -         -           -  (2,978,837)           -           -     (2,978,837)
                                           -----------  --------  --------- ------------  ----------- -----------  --------------
Balance - December 31, 2000                20,507,850    20,508   5,955,771  (4,577,482)           -    (540,000)       858,797



  Sale of stock and warrants for cash               -         -          -            -      232,000           -        232,000



  Cancellation of stock issued for services  (130,000)     (130)  (103,870)           -            -     104,000              -

  Amortization of stock issued for services         -         -          -            -            -     436,000        436,000

  Net loss                                          -         -          -   (1,842,754)           -           -     (1,842,754)

                                           -----------  --------  --------- ------------  ----------- -----------  --------------
Balance - December 31, 2001                20,377,850  $  20,378 $5,851,901 $(6,420,236)  $  232,000  $        -   $   (315,957)
                                           ===========  ========  ========= ============  =========== ===========  ==============



                 See notes to consolidated financial statements.

                          REINK CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Years Ended December 31,
                                                                              --------------------------------
                                                                                  2001             2000
                                                                              -------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                             $   (1,842,754) $      (2,978,837)
                                                                              -------------   ----------------
       Adjustments to reconcile net loss to net cash used in
              operating activities:
              Depreciation                                                         221,805            227,306
              Amortization                                                         144,000            134,549
              Stock issued for services                                                  -          1,401,250
              Stock to be issued for services                                       90,000                  -
              Amortization of prepaid fees and services                            436,000                  -
              Options issued for services                                                -             34,643

       Changes in operating assets and liabilities
            Accounts receivable                                                    267,263            (34,502)
            Prepaid expenses and other current assets                               38,589             42,546
            Inventories                                                            123,211            133,397
            Other assets                                                                 -             (4,191)
            Accounts payable                                                       685,978            (56,304)
            Accrued expenses                                                      (105,893)          (101,400)
            Accrued interest - related parties                                     108,000                  -
            Payroll taxes payable                                                        -           (109,526)
                                                                              -------------   ----------------
              Total adjustments                                                  2,008,953          1,667,768
                                                                              -------------   ----------------
            NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    166,199         (1,311,069)
                                                                              -------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of patents                                                        (120,000)                 -
       Purchase of fixed assets                                                   (127,314)          (101,572)
                                                                              -------------   ----------------
            CASH USED IN INVESTING ACTIVITIES                                     (247,314)          (101,572)
                                                                              -------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Repayment of bank loans                                                      (3,898)          (683,365)
       Principal payments of mortgage                                               (4,314)                 -
       (Repayment of) proceeds from bank borrowings                               (500,000)         1,000,000
       Proceeds from factoring agreement                                           315,266                  -
       Proceeds from issuance of note payables                                      50,000            119,000
       Repayment of capital lease                                                  (29,843)                 -
       Repayment of due to related party                                            (7,000)
       Repayment of note payables                                                        -            (22,240)
       Repayment of note payable - purchase of Brittany, LLC                             -            (75,000)
       Net change in revolving credit line                                               -             (2,585)
       Sale of common stock and warrants                                           232,000          1,200,000
                                                                              -------------   ----------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                    52,211          1,535,810
                                                                              -------------   ----------------
NET (DECREASE) INCREASE IN CASH                                                    (28,904)           123,169

CASH AT BEGINNING OF YEAR                                                          140,531             17,362
                                                                              -------------   ----------------
CASH AT END OF YEAR                                                         $      111,627  $         140,531
                                                                              =============   ================


                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

        Cash paid for interest                                             $       217,495  $         208,809
                                                                              =============   ================
        Cash paid for income taxes                                         $             -  $               -
                                                                              =============   ================

      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

        Issuance of 487,500 shares of common stock for purchase of Assembly$             -  $         568,750
                                                                              =============   ================
       Capital contribution in connection with sale of Renewable Resources $             - $          365,457
                                                                              =============   ================


                 See notes to consolidated financial statements
                                       F-5

                          REINK CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDING DECEMBER 31, 2001 AND DECEMBER 31, 2000

1.        ORGANIZATION AND SIGNIFICANT EVENTS

          Reink Corp, Inc. ("Reink") was incorporated in Delaware on March 6, 1999 and, through its subsidiaries, manufactures bulk ink, toner cartridges, and ribbons for sale to customers as well as ink for use in the manufacturing of ink jet refill kits using a patented method to refill ink jet cartridges and manufacture compatible cartridges. The products are sold to both wholesale distributors and retail office supply stores, both domestically and internationally.

          In April 1999, Reink acquired the stock of Renewable Resources, Inc., a manufacturer of bulk ink, toner cartridges and ribbons. On May 19, 1999 Reink was acquired by Newmarket Strategic Holdings, Inc., a shell corporation in a transaction accounted for as a recapitalization, which then changed its name to Reink Corp. In September 1999, Reink acquired all of the assets and liabilities of Assembly Services, Unlimited, Inc. ("Assembly") through a newly formed company, Reink, USA, Ltd. which changed its name to Reink Imaging USA, Ltd. Assembly is a manufacturer of toners and ribbons. Reink also acquired, in September 1999, 100% of the membership interest of Brittany LLC, which owns the property on which Assembly conducts its operations. In addition, during 1999, Reink established a holding company called Reink Canada, Corp. for purposes of generating future business in Canada. Hereinafter, all of the above entities are collectively referred to as the "Company".

          On June 30, 2000, the Company sold 100% of the stock of Renewable back to its former shareholder. The sale, as amended, provided for the Company to pay Renewable $140,000 payable on a quarterly basis based on an amount equal to 10% of Reink Corp's consolidated net income. All payments under this clause will be made to an escrow account to be held to satisfy obligations of the Corporation to the Internal Revenue Service related to outstanding payroll taxes and in relation to obligations to a credit card company. However, the Company retained certain assets of Renewable including cash, inventory and its principal operating assets which the Company had collateralized under a security agreement. The Company also agreed to supply certain ink products to Renewable at an agreed upon price with approximately $240,000 (cost of $200,000) of such products at no charge to Renewable, the balance of which is $91,600 at December 31, 2001. Accordingly, "Due to Related Party" of $231,600 in the accompanying balance sheet reflects the remaining obligation to Renewable.

          The effect of the sale of Renewable, net of the aforementioned payables, has been recorded as additional paid-in-capital of $365,457.

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  a) Basis of presentation - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses of approximately $1,800,000 and $3,000,000 for the years ended December 31, 2001 and 2000, respectively, and at December 31, 2001, had a working capital deficiency of approximately $2,700,000 These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is seeking to raise up to $2,000,000 through the issuance of convertible secured debentures during the year ended December 31, 2002. In addition, the Company has negotiated a write-off of $300,000 in accounts payable from one supplier contingent on a payment of $250,000, which would be made with the proceeds from the issuance of the debentures. The Company also will seek refinancing of its existing mortgage debt. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

  b) Principals of consolidation - The consolidated financial statements include the accounts of the Company and its wholly own subsidiaries. All material intercompany transactions have been eliminated.

  c) Goodwill - Goodwill is amortized using the straight - line method over ten years which is the estimate of future periods to be benefited.

  d) Patents - The patents are being amortized over their remaining useful life of ten years.

  e) Accounting estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  f) Inventories - Inventories are recorded at the lower of cost or market. Cost is determined using the first-in first-out method.

  g) Property and equipment - Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.

  h) Fair value of financial instruments - The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, and accrued expenses approximate fair value based on the short-term maturity of these instruments.

  i) Income taxes - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of such deferred tax asset.

  j) Revenue recognition - Income from sales of goods is recognized when the orders are completed and shipped, provided that collection of the resulting receivable is reasonably assured. Substantially all of the Company's goods are shipped F.O.B. shipping point. Amounts billed to customers are recorded as sales while the shipping costs are included in cost of sales.

  k)      Impairment of long-lived  assets - Long-lived  assets and  intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. At December 31, 2001, the Company believes that there has been no impairment of its long-lived assets.

  l) Earnings per share - Basic net loss per common share is based on the weighted average number of shares outstanding. Options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. Total shares issued if outstanding options and warrants were exercised net of repurchased shares at the yearly average price amounts to 285,380 shares.

  m) Research and development - Research and development expenditures are charged to operations as incurred.

  n)

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

  o)      New accounting standards

           (i) In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on January 1, 2002. The Company currently expenses approximately $130,000 annually for the amortization of goodwill.

           (ii)In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 superceded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction". SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS 144 will have on its financial position or results of operations in future periods.

3.       INVENTORIES

          Inventories consist of the following at December 31, 2001:


Raw Materials                                          $                397,180
Finished goods                                                          204,366
                                                          ----------------------
                                                       $                601,546
                                                          ======================

The Company has recorded an inventory reserve of $294,081, which includes $230,000 reserved for obsolete inventory and packaging that contains the Renewable name. The above numbers for inventory are net of this reserve.

4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 2001:

                                              Estimated
                                              Useful life
                                              -----------
         Land                                               $           170,429
         Building and building improvements   39 years                  806,923
         Computers and software                5 years                  444,589
         Furniture and fixtures                5 years                   36,266
         Machinery and equipment               7 years                  836,311
                                                            --------------------
                                                                      2,294,518
         Less accumulated depreciation                                1,035,300
                                                            --------------------
                                                            $         1,259,218
                                                            ====================

5.        PATENTS

          In June 2000, in connection with the sale of Renewable back to its former shareholder, Renewable was to transfer patents, which was in Renewable's name, to the Company. However, prior to doing so, a third party, which obtained a judgement against Renewable for unpaid fees, filed papers with the United States Patents and Tradenames Office and had the three patents, covering the technology being used by the Company, assigned to them. In order to obtain possession of the patents, the Company paid $120,000 and, on January 18, 2002, such patents were assigned back to the Company.

6.        LOANS PAYABLE - BANK

          In February 2000, the Company obtained a $1,000,000 borrowing facility from a commercial bank bearing interest at 12% per annum payable quarterly. The terms of the loan agreement required that any balance outstanding on the loan be paid by November 25, 2000. The loan was collateralized by the Company's accounts receivable and inventory. The loan was extended and, as of December 31, 2001, was repaid in full through a new financing outlined below.

          On December 19, 2001, the Company entered into an agreement to obtain $1,000,000 from an asset-based lender, by selling and assigning its accounts receivable. Under the terms of the agreement, the asset-based lender will advance 80% of eligible accounts receivables to the Company, withholding the remaining 20% as a reserve against charge-backs or other fees due the lender. Such reserve will be returned to the Company when all obligations are satisfied. In addition, the Company will pay a fee of 1.25% of each advance and 1.5% plus the higher of 5.5% or the prime rate for as long as the advance is outstanding. The agreement also indicates that the Company must assign a minimum of $500,000 per month, or $6,000,000 over a year of eligible receivables. The term of the facility is one year with one year renewal terms thereafter. In the event that the Company fails to meet such monthly or annual amounts or terminates the agreement prior to assigning $6,000,000, the Company must pay an additional fee equal to 1.25% of the difference between such amount and the eligible amount assigned. As of December 31, 2001, the Company assigned $396,252 and had been advanced $315,266, net of $1,735 of reserves.

7.        RELATED PARTY TRANSACTIONS


          a.       NOTES PAYABLE RELATED PARTIES

         (i). The Company received advances from a shareholder aggregating $220,000 in December 2000 and January 2001. The borrowings are due on demand and bear interest at 3% per month. The balance at December 31, 2001, including interest, is $308,000.

         (ii). On October 1, 1999, the Company purchased the membership certificates of Brittany, a limited liability company that owns the Company's New Jersey location, from the former shareholder of Assembly Services Unlimited, Inc. The purchase price was $250,000 payable in 12 monthly installments of $20,833. On May 26, 2000, the payment terms were amended whereby the Company's obligations would be repaid by January 1, 2001. In addition, on May 26, 2000, the Company issued 300,000 shares of common stock related to the former shareholder's agreement to modify the payment terms and recorded a charge to operations of $350,000. The balance on the note at December 31, 2001 is $132,500, including an interest charge of $20,000 as a fee for the delays in payment. The holder of the note has waived any defaults.

          b.   CONSULTING FEES

               The Company incurred approximately $150,000 and $130,000 for the years ended December 31, 2001 and 2000, respectively, for consulting fees to a company, 100% owned by a shareholder for various financial and corporate services. The agreement provides for up to $25,000 per month (based on invoicing for each period).

8.        MORTGAGE PAYABLE

          In connection with the purchase of Brittany, the Company assumed a mortgage bearing interest at a rate of 14% per annum. The mortgage requires monthly payments of interest only of $7,400 until December 31, 2001 when a balloon principal payment of $600,000 will be due. The mortgagor has agreed to extend the mortgage until June 30, 2002 in return for payments of $7,400 per month for January to March, 2002 and $8,000 per month from April to June, 2002.

9.        STOCKHOLDERS EQUITY

          STOCK ISSUED FOR SERVICES

          During the year ended December 31, 2000 the Company issued a total of 2,130,000 shares pursuant to various consulting agreements. As of December 31, 2000, the Company charged to expense $1,401,251 and recorded $540,000 in prepaid fees and services. During the year ended December 31, 2001, 130,000 shares, valued at $104,000 were cancelled. The remaining prepaid balance, $436,000, was charged to expense as the consulting agreements expired.

          In December 2001, the Company agreed to issue 300,000 shares of common stock, valued at $0.30 per share, to two officers of the Company for services rendered. The Company has recorded an expense and an accrued liability of $90,000 as of December 31, 2001. The shares have yet to be issued.

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

          In October 2001, the Company signed an agreement to issue 1,000,000 restricted shares of common stock and 500,000 warrants, exercisable at $.32 per share to an unrelated party for $320,000, payable in three monthly payments, with the first payment being the date of the agreement. The agreement was subsequently modified where 975,000 shares and 487,500 warrants are to be to be issued for payments totaling $312,000. As of December 31, 2001, $232,000 has been received. The Company has issued the warrants, which will vest one year from the date of issuance and expire in five years. The stock certificates have not yet been issued, however, 725,000 shares that are to be issued, based on the proceeds received, have been included in the accompanying financial statements as "Common Shares to be Issued".

10.       STOCK OPTIONS

          On May 26, 2000, the Company's Board of Directors approved the grant of 1,252,500 stock options to various employees. The options have an exercise price of $.67 per share and vest over a period of three years. On December 14, 2001, the Company's Board of Directors approved the grant of 50,000 stock options to one of its officers. A total of 1,302,500 options have been granted to various employees and officers under the plan.

          For disclosure purposes the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the years ended December 31, 2001 and 2000: (i) annual dividends of $0.00, (ii) expected volatility of 224% and 238%, respectively, (iii) risk-free interest rate of 5.7% and 6.3%, respectively, and (iv) expected option lives of five years in each year. The weighted average fair value of the stock options granted for the years ended December 31, 2001 and 2000 was $.38 and $1.16 per share, respectively.

          The following table summarizes the changes in options and warrants outstanding and the related exercise prices for the shares of the Company common stock:

                            Stock Options Under Plans                              Warrants
                   --------------------------------------------- ---------------------------------------------

                                             Weighted                                    Weighted
                                Weighted     Average                         Weighted     Average
                                Average     Remaining                        Average     Remaining
                                Exercise   Contractual                       Exercise   Contractual
                      Shares      Price        life     Exercisable Shares     Price       life      Exercisable
                    ----------- -------------------------------------------- ----------------------------------
   Outstanding at
   January 1,           -           -           -           -       375,000 $       1.2   3.8 years    375,000
   2000
     Granted         1,252,500 $  .67         9.6 years     -       562,500         .84   4.5 years    562,500
                    ----------- ----------  ------------  --------  ---------- ---------  ----------- ----------
   Outstanding at
   January 1,        1,252,500         .67    9.6 years    417,500  937,500         .98   3.6 years
   2001                                                                                                937,500
     Granted            50,000 .       .25     10 years     -       487,500         .32     5 years      -
                    ----------- ----------  ------------  --------  ---------  ---------  ----------- ----------
   Outstanding at
   December 31, 2001 1,302,500 $       .66    8.6 years    417,500 1,425,000$       .76   4.1 years    937,500
                    =========== ==========  ============  ================== =========== =========== ==========

          Since none of the options granted to employees were vested in the year ended December 31, 2000, no pro forma compensation cost has been calculated for such year. Had compensation cost for the Company been determined in accordance with SFAS 123, the Company's net loss and loss per share for the year ended December 31, 2001 would have been increased to the pro forma amounts indicated below:


                                                                                     Years ended December 31,
                                                                              ----------------------------------------
                                                                                     2001                  2000
                                                                              ------------------     -----------------
         Net loss:                                      As reported        $        (1,842,754)   $       (2,978,837)
                                                                                    ===========           ===========
                                                        Pro forma          $        (2,328,830)   $       (2,978,837)
                                                                                    ===========           ===========
         Net loss per share:
                    Basic and diluted                   As reported        $             (0.09)  $             (0.16)
                                                                                         ======                ======
                    Basic and diluted                   Pro forma          $             (0.11)  $             (0.16)
                                                                                         ======                ======

11.       SIGNIFICANT CUSTOMERS AND VENDORS

          On January 3, 2001, the Company entered into an exclusive distribution agreement with a company for the sale of certain products. The agreement is for an initial period of two years and provides the distributor the option to extend the agreement for two additional two year renewal periods if the distributor has achieved certain minimum sales levels. The agreement can be terminated by either party under certain circumstances as defined in the agreement. During the year ended December 31, 2001, sales to such distributor represented approximately 31% of the Company's sales.

          Two other customers represented 31% and 19% of sales, respectively, for the year ended December 31, 2000. The Company's two largest vendors represented approximately 37% and 10% of purchases for the year ended December 31, 2001.

12.      INCOME TAXES

          At  December  31, 2001 the  Company  had a net  deferred  tax asset of
          approximately  $1,942,000.   The  Company  has  recorded  a  valuation
          allowance for the full amount of the net deferred tax asset.

          The following table illustrates the source and status of the Company's major deferred tax assets:

            Net operating loss carryforward               $           1,838,000
            Accounts receivable allowance                                 4,000
            Inventory allowance                                         100,000
            Valuation allowance                                      (1,942,000)
                                                             -------------------
            Net deferred tax asset recorded               $                   -
                                                             ===================

               The benefit for income taxes differs from the amount computed by applying the statutory federal income tax rate to the loss before the benefit for income taxes as follows:

                                                      Years ended December 31,
                                                     ---------------------------
                                                     2001                2000
                                                     -------------  ------------
              Income tax benefit computed at the    $     627,000   $   914,000
              Federal statutory rate
              Deductions  for which no benefit is
              recognized                                 (627,000)     (914,000)
                                                     -------------  ------------
                                                    $          -0-  $        -0-
                                                     =============  ============

          The Company has net operating loss carryforwards of approximately $5,400,000 at December 31, 2001 which expire between 2019 and 2021.

13.      COMMITMENTS AND CONTINGENCIES

         Operating leases

          The Company owns a production facility in New Jersey, and leases additional sales offices and/or warehouse facilities in New Jersey and Tennessee.

          Total rent expense for the year ended December 31, 2001 and 2000 was $94,440 and $67,975, respectively.

          The Company's facility in Tennessee is leased for a five year term starting September, 1999, for $4,690 per month and contains a renewal option at September 2004 for an additional five year term at $ 5,450 per month.

          Future minimum rental payments under non-cancelable leases as of December 31, 2001 are as follows:

                          Years ended                                 Amounts
                          -----------                                 -------
                          2002                                         53,400
                          2003                                         53,400
                          2004                                         35,600
                                                              ------------------
                                                              $       142,400
                                                              ==================

          Employment agreements

          The Company entered into employment agreements with two officers, commencing October 1, 1999. Annual aggregate payments amount to $225,000 and are for a period of three years.

          Payroll tax liability

          The Company's former subsidiary, Renewable, was delinquent at certain times in 1998 in the payment of its payroll taxes. This resulted in an aggregate amount payable as of December 31, 1999 of approximately $200,000. Renewable is pursuing a repayment schedule with the Internal Revenue Service. All payments from the Company to Renewable have been designated to be applied against such payroll obligations. The Company may be obligated for any unpaid payroll taxes.

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

14.      ENVIRONMENTAL PROTECTION AGENCY ADMINISTRATIVE ACTION

         Upon acquiring Renewable Resources, the Company assumed the defense of an administrative complaint that the United States Environmental Protection Agency ("USEPA") had filed against Renewable Resources in October 1999, alleging that the disposal of certain ink products into a septic system was a violation of the Clean Water Act. The Company and USEPA are currently engaged in negotiations regarding the actions. A reserve of $8,000 has been accrued based upon such negotiations, however, the ultimate resolution of this matter cannot be determined at this time.


15.       LITIGATION

          During June 1999, the Company entered into a Product Development and Manufacturing agreement with FAES USA, Inc. (FAES). In March 2000, the Company was sued for breach of contract for approximately $250,000. The Company and FAES entered into a settlement agreement in June 2001 whereby FAES will receive a credit for Reink product, at the Company's selling price of $241,000, with the full amount to be satisfied by December 2002. As of December 31, 2001, the Company still owed $54,000 worth of product.

          In February 2001, Tiger Direct, Inc ("Tiger") filed a complaint in the Superior Court for New Jersey against Reink Corp. alleging breach of contract and seeking damages in the amount of $22,747. In May 2001, the Company filed a defense based upon the failure of Tiger to obtain written approval of the advertising text and layout as per the agreement. The case is scheduled for non-binding arbitration.