Form 10QSB
period 2002-03-31
REINK CORP
filed 2002-05-15
CIK 1103544

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                                             Yes  _x_   No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 15, 2002 the Registrant had 21,652,850 shares of Common Stock outstanding.

            Transmittal Small Business Disclosure Format (check one)


Yes ______  No  ___x___

                                   REINK CORP.
                                   FORM 10-QSB
                      For the Quarter Ended March 31, 2002


                                     Index                                Page
                                                                          Number

PART I              CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Item 1              Balance Sheet at March 31, 2002                           3

                    Statements of Operations for the three month periods
                           ended March 31, 2002 and March 31, 2001            4

                    Statements of Cash Flows for the three month periods
                           ended March 31, 2002 and March 31, 2001            5

                    Notes to Financial Statements                             6

Item 2              Management's Discussion and Analysis or Plan of Operation 8

PART II

Item 1              Legal Proceedings                                         10
Item 2              Changes in Securities                                     10
Item 3              Defaults Upon Senior Securities                           10
Item 4              Submission of Matters to a Vote of Security Holders       10
Item 5              Other Information                                         10
Item 6              Exhibits and Reports on Form 8 - K                        10

                           REINK CORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (unaudited)

                                     ASSETS

CURRENT ASSETS
             Cash                                                                                           $ 128,997
             Accounts Receivable (less allowance for doubtful accounts of $11,700)                            721,257
             Inventories                                                                                      735,360
             Prepaid Expenses and Other Current Assets                                                         12,030
                                                                                                   -------------------
                  TOTAL CURRENT ASSETS                                                                      1,597,644

PROPERTY, PLANT AND EQUIPMENT, net                                                                          1,214,909

GOODWILL, net                                                                                               1,012,030

PATENTS, net                                                                                                  105,000
                                                                                                   -------------------
                                                                                                          $ 3,929,583
                                                                                                   ===================
             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
             Accounts Payable                                                                             $ 2,147,507
             Accrued Expenses                                                                                 364,284
             Due to Financing Company                                                                         278,747
             Due to Related Party                                                                             231,600
             Notes Payable - Related Parties                                                                  440,500
             Mortgage Payable                                                                                 600,000
                                                                                                   -------------------
                  TOTAL CURRENT LIABILITIES                                                                 4,062,638
                                                                                                   -------------------

STOCKHOLDERS' EQUITY
             Common Stock, $.001 par value, 100,000,000 shares authorized,                                     21,653
                21,652,850 shares issued and outstanding
             Additional Paid-In-Capital                                                                     6,252,626
             Accumulated Deficit                                                                           (6,407,334)
                                                                                                   -------------------
                  TOTAL STOCKHOLDERS' DEFICIENCY                                                             (133,055)
                                                                                                   -------------------

                                                                                                          $ 3,929,583
                                                                                                   ===================


                 See notes to consolidated financial statements.

                           REINK CORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                             Three Months Ended March 31,
                                                                             -----------------------------
                                                                             2002                     2001
                                                                             ----                     ----

REVENUES                                                                     $ 2,139,604                 $ 2,297,820

COST OF GOODS SOLD                                                             1,397,990                   1,381,153
                                                                      -------------------    ------------------------
          GROSS PROFIT                                                           741,614                     916,667
                                                                      -------------------    ------------------------
OPERATING EXPENSES
          Selling, general and administrative                                    596,466                     721,263
          Non-cash compensation and fees                                               -                     200,000
          Research and development                                                23,783                      64,019
          Depreciation and Amortization                                           62,250                      80,343
                                                                      -------------------    ------------------------
          TOTAL OPERATING EXPENSES                                               682,499                   1,065,625
                                                                      -------------------    ------------------------

INCOME (LOSS) FROM OPERATIONS                                                     59,115                    (148,958)

INTEREST EXPENSE                                                                 (46,213)                    (29,458)
                                                                      -------------------    ------------------------
          NET INCOME (LOSS)                                                     $ 12,902                  $ (178,416)
                                                                      ===================    ========================

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED                                    $ 0.00                     $ (0.01)
                                                                      ===================    ========================
WEIGHTED AVERAGE NUMBER OF SHARES
          USED IN COMPUTATION                                                 20,377,850                  20,507,851
                                                                      ===================    ========================


                 See notes to consolidated financial statements.

                          REINK CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                  Three Months Ended March 31,
                                                                                                    2002                 2001
                                                                                                    ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net Income (Loss)                                                                           $ 12,902         $ (178,416)
                                                                                               -----------------     ---------------
            Adjustments to reconcile income (loss) to net cash used in operating activities:
                Depreciation and amortization                                                             62,250             80,343
                Stock issued for services                                                                      -            200,000

            Changes in operating assets and liabilities:
               Accounts receivable                                                                          (634)          (133,390)
               Prepaid expenses and other current assets                                                  (5,000)            (5,000)
               Inventories                                                                              (133,815)           120,603
               Other assets                                                                                    -            (82,542)
               Accounts payable and accrued expenses                                                      53,127             37,301
               Payroll taxes payable                                                                           -            (38,085)
                                                                                             --------------------   ----------------
                  Total Adjustments                                                                      (24,072)           179,230
                                                                                             --------------------   ----------------
            NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                          (11,170)               814
                                                                                             --------------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITY:
            Purchase of fixed assets                                                                     (14,940)           (38,129)
                                                                                             --------------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
            Repayment of bank loans                                                                            -           (100,000)
            Repayments of borrowings to financing company                                                (36,519)                 -
            Proceeds from issuance of notes payable                                                            -             50,000
            Repayment of notes payable to shareholder                                                          -             (7,000)
            Proceeds from sale of common stock and warrants                                               80,000                  -
                                                                                             --------------------   ----------------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                         43,481            (57,000)
                                                                                             --------------------   ----------------

NET INCREASE (DECREASE) IN CASH                                                                           17,371            (94,315)

CASH AT BEGINNING OF PERIOD                                                                              111,626            140,532
                                                                                             --------------------   ----------------
CASH AT END OF PERIOD                                                                                   $128,997            $46,217
                                                                                             ====================   ================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
            Cash paid for interest                                                                     $-                   $-
                                                                                             ====================   ================
NON CASH FINANCING ACTIVITY:
            Common stock issued for services                                                           $90,000              $-
                                                                                             ====================   ================


                 See notes to consolidated financial statements.

                        REINK CORP, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (unaudited)


1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ended December 31, 2002. For further information, refer to the financial statements and footnotes included on Form 10-KSB for the year ended December 31, 2001.


2.    NEW ACCOUNTING PRONOUNCEMENTS ADOPTED

      In July 2001, the Financial Accounting Standards Board issued, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Effective January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. If a portion of the Company's goodwill or intangible assets is impaired, then the Company will have to include an impairment charge on its statement of operations, which will have the effect of reducing net income.



      In accordance with SFAS No. 142, the Company discontinued amortization of goodwill effective January 1,2002. The pro forma effects of the adoption of SFAS No. 142 on net income (loss) is as follows:

                                                  Three Months Ended  March 31,
                                                  ------------------------------
                                                  2002                   2001
                                                  ----                   ----
         Net income (loss), as reported          $12,092              $(178,416)
         Goddwill amortization net of $0 tax         --                  33,000
                                              -----------       ----------------
         Net income (loss), pro forma            $12,092              $(145,416)
                                              ===========       ================

3.    LOANS PAYABLE - RELATED PARTY

      At December 31, 2001, the Company had advances from a shareholder in the amount of $220,000 due on demand and accrued interest of $88,000, bearing interest at 3% per month. Effective January 1, 2002, the lender agreed to a new rate of 14% per annum on the aggregate balance of $308,000, with all other terms remaining unchanged.

4.     STOCKHOLDERS' EQUITY

      In April 2002, the Company issued 300,000 shares of common stock to two officers of the Company for services previously rendered. The Company had recorded an expense and an accrued liability of $90,000 at December 31, 2001 for the issuance of such shares.

      Also in April 2002, the Company issued 975,000 shares of common stock and 487,000 warrants for $312,000. The Company had previously received $232,000 in December 2001, and the balance of $80,000 was received in March 2002.

      During the quarter the Company increased the number of authorized options in the Stock Option Plan from 1.5 million to 2.0 million shares.

5.    LITIGATION

      During June 1999, the Company entered into a Product Development and Manufacturing agreement with FAES USA, Inc. (FAES). In March 2000, the Company was sued for breach of contract for approximately $250,000. The Company and FAES entered into a settlement agreement in June 2001 whereby FAES will receive credit for Reink product, at the Company's selling price of $241,000, with the full amount to be satisfied by December 2002. As of March 31, 2002, the Company still owed $27,000 worth of product.

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

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THREE  MONTHS ENDED MARCH 31, 2002 AS
COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

REVENUES - Total revenues decreased to $2,139,604 for the three months ended March 31, 2002, compared to $2,297,820 for the same period last year. This decrease was due to decreased sales in remanufactured laser toner cartridges and bulk ink.

GROSS PROFIT - Gross profit decreased to $741,614 for the three months ended March 31, 2002, compared to $916,667 for the same period last year. In addition, the gross profit margin decreased over the same period from 40% to 35%. This was due to the decreased sales of bulk ink, which has stronger margins, and the overall decrease in revenues for the same period.

OPERATING EXPENSES - Operating expenses decreased to $682,499 for the three months ended March 31, 2002, compared to $1,065,625 for the same period last year. Selling, general and administrative expenses were 28% of sales, a decrease from 31% of sales during the same period last year. These decreases reflect the changes made in overall operations over the past year.

NET INCOME - As a result of the above, the Company recorded a net income of $12,902 for the three months ended March 31, 2002, compared with a loss of ($178,416) for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its cash requirements primarily through operations, bank borrowings, and sales of its securities to accredited investors. The Company's previous bank credit facility permitted borrowings of up to $1,000,000 against a fixed percentage of qualified accounts receivable and inventory. The credit facility terminated on November 25, 2000 and was refinanced effective December 31, 2001 with an asset based lender providing a $1,000,000 facility based on 75% of accounts receivable. The facility allows for an up front fee of 1.25% of the accounts receivable financed and interest at prime plus 4% while the account remains outstanding. The facility is secured by a first lien on all assets of the Company, and is for a term of one (1) year with one (1) year renewal periods.

As of March 31, 2002, the Company had a working capital deficiency of approximately $2,465,000 including the mortgage payable of $600,000 which is due June 30, 2002. The Company has no long term debt. The auditor's report on its financial statements included elsewhere herein contains an explanatory paragraph about the Company's ability to continue as a going concern. The Company expects that the growth and expansion of operations will require capital infusions of a minimum of $1,000,000 necessary to fund the purchase of inventory and to meet the Company's working capital needs. The Company is seeking to raise up to $2,000,000 through the issuance of secured convertible promissory notes to accredited investors. In addition, the Company has an agreement from its largest supplier to write off $300,000 upon receiving a lump sum payment of $250,000 from the proceeds of the new financing. The Company also anticipates refinancing the $600,000 mortgage. There can be no assurances that the Company will be successful in obtaining this additional financing. If it is not successful, the Company would seek to negotiate other terms for the issuance of debt, and/or pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and seek to raise equity through the sale of its common stock.

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

         REINK CORP.



         PART II
         OTHER INFORMATION

         Item 1       Legal Proceedings

                      There have been no material changes to the pending legal proceedings more fully described in the Company's Form 10-KSB for the period ending December 31, 2001.

         Item 2       Changes in Securities

                      In April 2002, the Company issued 300,000 shares of common stock to two officers of the Company for services previously rendered. The Company had recorded an expense and an accrued liability of $90,000 at December 31, 2001 for the issuance of such shares.

                      Also in April 2002, the Company issued 975,000 shares of common stock and 487,000 warrants for $312,000. The Company had previously received $232,000 in December 2001, and the balance of $80,000 was received in March 2002.

         Item 3       Defaults Upon Senior Securities

                      None

         Item 4       Submission of Matters to a Vote of Security Holders

                      None

         Item 5       Other Information

                      None

         Item 6       Exhibits and Reports on Form 8-K
                      (a)   Exhibits
                                  None
                      (b)   Reports on Form 8-K
                                   None

         SIGNATURES

                      In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                        REINK CORP.
                                                        (Registrant)



         Date May 15, 2002                              By:/s/ William Gallagher
                                                           ---------------------
                                                               William Gallagher
                                                               President