Form 10QSB
period 2002-06-30
REINK CORP
filed 2002-08-20
CIK 1103544

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                                  Yes _x_ No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of Aug 19, 2002 the Registrant had 21,652,850 shares of Common Stock outstanding.

            Transmittal Small Business Disclosure Format (check one)


Yes ______  No  ___x___

                                   REINK CORP.
                                   FORM 10-QSB
                       For the Quarter Ended June 30, 2002


                                   Index                                 Page
                                                                         Number

PART I    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Item 1    Balance Sheet at June 30, 2002                                       3

          Statements of Operations for the three and six month periods
          ended June 30, 2002 and June 30, 2001                                4

          Statements of Cash Flows for the three and six month periods
          ended June 30, 2002 and June 30, 2001                                5

          Notes to Consolidated Financial Statements                       6 - 8

Item 2    Management's Discussion and Analysis or Plan of Operation       9 - 10

PART II

Item 1    Legal Proceedings                                                   11
Item 2    Changes in Securities                                               11
Item 3    Defaults Upon Senior Securities                                     11
Item 4    Submission of Matters to a Vote of Security Holders                 11
Item 5    Other Information                                                   11
Item 6    Exhibits and Reports on Form 8 - K                                  11

                          REINK CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (unaudited)

                                     ASSETS

CURRENT ASSETS
                         Cash and Cash Equivalents                                                            $     126,796
                         Accounts Receivable (less allowance for doubtful accounts of $11,700)                      665,472
                         Inventories                                                                                694,104
                         Prepaid Expenses and Other Current Assets                                                   27,030
                                                                                                               ------------
                              TOTAL CURRENT ASSETS                                                                1,513,402

PROPERTY, PLANT AND EQUIPMENT, net                                                                                1,170,287

GOODWILL, net                                                                                                     1,012,030

PATENTS                                                                                                             102,000
                                                                                                               ------------
                                                                                                                $ 3,797,719
                                                                                                               ============
                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
                         Accounts Payable                                                                       $ 1,847,802
                         Accrued Expenses (including $110,500 to a related party)                                   335,949
                         Due to Financing Company                                                                   154,451
                         Due to Related Party                                                                       231,600
                         Notes Payable - Related Parties (including accrued
                              interest of $131,000)                                                                 463,500
                         Notes Payable                                                                              185,000
                         Mortgage Payable                                                                           600,000
                                                                                                               ------------
                              TOTAL CURRENT LIABILITIES                                                           3,818,302
                                                                                                               ------------

STOCKHOLDERS' DEFICIT
                         Common Stock, $.001 par value, 100,000,000 shares authorized,
                              21,652,850 shares issued and outstanding                                               21,653
                         Additional Paid-In-Capital                                                               6,285,847
                         Accumulated Deficit                                                                     (6,328,083)
                                                                                                               ------------
                              TOTAL STOCKHOLDERS' DEFICIT                                                           (20,583)
                                                                                                               ------------
                                                                                                                $ 3,797,719
                                                                                                               ============


             See notes to consolidated financial statements.

                          REINK CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                     Three Months Ended                    Six Months Ended
                                                               -------------------------------     -------------------------------
                                                               June 30, 2002     June 30, 2001     June 30, 2002     June 30, 2001

REVENUES                                                         $ 2,653,706       $ 2,645,869       $ 4,793,310        $ 4,943,689

COST OF GOODS SOLD                                                 1,619,665         1,784,327         3,017,655          3,165,480
                                                               -------------       -----------       -----------        ------------
             GROSS PROFIT                                          1,034,041           861,542         1,775,655          1,778,209
                                                               -------------       -----------       -----------        ------------
OPERATING EXPENSES
             Selling, general and administrative                     794,412           738,283         1,390,878          1,522,820
             Non-cash compensation and fees                                -           190,150                 -            390,150
             Research and development                                 38,354             9,409            62,137             10,139
             Depreciation and amortization                            59,144            83,791           121,394            164,135
                                                               -------------       -----------       -----------        ------------
             TOTAL OPERATING EXPENSES                                891,910         1,021,633         1,574,409          2,087,244
                                                               -------------       -----------       -----------        ------------

INCOME (LOSS)  FROM OPERATIONS                                       142,131          (160,091)          201,246           (309,035)

INTEREST EXPENSE                                                      62,880            62,265           109,093             91,723
                                                               -------------       -----------       -----------        ------------
             NET INCOME (LOSS)                                      $ 79,251        $ (222,356)        $  92,153         $ (400,758)
                                                               =============       ===========       ===========        ============
NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED                      $   0.00        $    (0.01)        $    0.00          $   (0.02)
                                                               =============       ===========       ===========        ============
WEIGHTED AVERAGE NUMBER OF SHARES USED IN
             COMPUTATION                                          21,652,850        20,507,851        21,015,350         20,507,851
                                                               =============       ===========       ===========        ============


                 See notes to consolidated financial statements.

                          REINK CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                    Six Months Ended June 30,
                                                                                                    -------------------------
                                                                                                      2002              2001
                                                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
                Net income (loss)                                                                     $ 92,153      $ (400,758)
                                                                                                    ------------    ------------

                Adjustments to reconcile net income (loss) to net cash
                provided by (used in) operating activities:
                  Depreciation and amortization                                                        121,394        164,134
                  Stock issued for services                                                                  -        390,150
                  Warrants issued inconnection with notes payable                                       33,221              -

                Changes in operating assets and liabilities:
                  Accounts receivable                                                                   55,151       (243,568)
                  Prepaid expenses and other current assets                                            (20,000)           700
                  Inventories                                                                          (92,558)       (32,781)
                  Other assets                                                                               -        (25,650)
                  Accounts payable and accrued expenses                                               (251,914)      440,487
                                                                                                    ------------    ------------
                      Total Adjustments                                                               (154,706)      693,472
                                                                                                    ------------    ------------
                NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    (62,553)      292,714
                                                                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
                Purchase of fixed assets                                                               (26,463)       (85,746)
                                                                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
                Repayment of Bank Loans                                                                      -       (242,860)
                Repayment of borrowing to financing company                                           (160,815)             -
                Proceeds from issuance of (Repayment of) Notes Payable                                 185,000         (5,000)
                Repayment of Notes Payable to shareholder                                                    -         (7,000)
                Principal payments on mortgage payable                                                       -         (2,160)
                Proceeds from sale of common stock and warrants                                         80,000              -
                                                                                                    ------------    ------------
                  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  104,185        (257,020)
                                                                                                    ------------    ------------
NET INCREASE (DECREASE) IN CASH                                                                         15,169        (50,052)

CASH AT BEGINNING OF YEAR                                                                              111,627        140,531
                                                                                                    ------------    ------------
CASH AT END OF PERIOD                                                                                $ 126,796       $ 90,479
                                                                                                    ============    ============

                 See notes to consolidated financial statements.

                          REINK CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes included on Form 10-KSB for the year ended December 31, 2001.

2.   NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Effective January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. If a portion of the Company's goodwill or intangible assets is impaired, then the Company will have to include an impairment charge on its statement of operations, which will have the effect of reducing net income.

     The management of the Company prepared an analysis of its evaluation of the fair value amount of its goodwill and determined that the fair value exceeded the carrying amount as of June 30, 2002, and consequently , no impairment exists at such date.

     In accordance with SFAS No. 142, the Company discontinued amortization of goodwill effective January 1, 2002. The pro forma effects of the adoption of SFAS No. 142 on net income (loss) is as follows:

                                                                   Six Months Ended  June 30,
                                                              -----------------------------------------
                                                                 2002                       2001
                                                                 ------                   ------
      Net income (loss), as reported                          $ 92,153                  $(400,758)
      Goodwill amortized net of $0 tax                              --                     66,000
                                                              ------------              --------------
      Net income (loss), pro forma                            $ 92,153                  $(334,758)
                                                              ============              ==============


     On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." The rescission of SFAS No.4, "Reporting

     Gains and Losses from Extinguishments, and "SFAS No.64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements," which amended SFAS No.4 will affect income statement classification of gains and losses from extinguishment of debt. SFAS No.4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

     In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a
     Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No.146 on its financial position and results of operations, if any.


3.   NOTES PAYABLE - RELATED PARTY

     At December 31, 2001, the Company had advances from a shareholder in the amount of $220,000 due on demand and accrued interest of $88,000, bearing interest at 3% per month. Effective January 1, 2002, the lender agreed to a new rate of 14% per annum on the aggregate balance of $308,000, with all other terms remaining unchanged.

4.   NOTES PAYABLE

     In April 2002, the Company received an aggregate of $185,000 of bridge financing of which $125,000, $50,000 and $10,000 was due on June 2, 2002, June 24, 2002, and July 1, 2002, respectively. In consideration of the loans, the Company issued an aggregate of 103,600 warrants exercisable anytime over a period ranging from three to five years to purchase one share of common stock for each warrant at $.50 per share. The Company recorded a charge of approximately $33,000 related to the issuance of such warrants. The aforementioned loans bear interest ranging from 25% to 30% per annum commencing on the due date of the loans, which have not yet been repaid.

     In May 2002,  the Company  entered  into an agreement  with The  Thornwater
     Company, L.P. ("Thornwater") to raise up to $2 million in secured convertible promissory notes. The notes are to be sold in units of $50,000 per unit with a minimum offering of five units and a maximum offering of 40 units. The notes will bear interest at eight percent (8%) per annum with the option to convert into common shares of the Company at $0.55 per share. The Company will pay a fee of twelve percent (12%) of gross proceeds from each issuance if the investor is referred by Thornwater, and five percent (5%) of gross proceeds if the investor is referred by the Company. In addition, in accordance with the agreement, the Company will issue warrants to Thornwater to purchase the Company's stock at a rate equal to ten percent (10%) of the number of shares that the notes being issued are convertible. As of June 30, 2002, the Company has not received any funding.

5.   MORTGAGE PAYABLE

     The Company's mortgage of $600,000 is due on August 31, 2002. The Company is seeking to refinance its mortgage or seek a short-term extension of the due date of such debt. There is no assurance that the Company will be successful in obtaining the aforementioned refinancing and or extension of its mortgage.

6.   STOCKHOLDERS' DEFICIT

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

7.    LITIGATION

     During June 1999, the Company entered into a Product Development and Manufacturing agreement with FAES USA, Inc. (FAES). In March 2000, the Company was sued for breach of contract for approximately $250,000. The Company and FAES entered into a settlement agreement in June 2001 whereby FAES will receive credit for Reink product, at the Company's selling price of $241,000, with the full amount to be satisfied by December 2002. During the quarter ended June 30, 2002, the Company fully satisfied this settlement agreement.

     In February 2001, Tiger Direct, Inc ("Tiger") filed a complaint in the Superior Court of New Jersey against the Company alleging breach of contract and seeking damages in the amount of $22,747. In May 2001, the Company filed a defense based upon the failure of Tiger to obtain written approval of the advertising text and layout as per the agreement. During the quarter ended June 30, 2002, the complaint was dismissed with the Company making a payment of $11,250.

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SIX MONTHS ENDED JUNE 30, 2002 AS
COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

REVENUES - Total revenues decreased to $4,793,310 for the six months ended June 30, 2002, compared to $4,943,689 for the same period last year. This decrease was due to decreased sales in remanufactured laser toner cartridges. For the three months ended June 30, 2002, total revenues increased to $2,653,706 compared to $2,645,869 for the same period last year.

GROSS PROFIT - Gross profit decreased to $1,775,655 for the six months ended June 30, 2002, compared to $1,778,209 for the same period last year. In addition, the gross profit margin increased over the same period from 36% to 37%. For the three month period ended June 30, 2002, the gross profit increased to $1,034,041 compared to $861,542 for the same period last year and the related gross profit margin percentage increased over the same period from 33% to 39%. This was due to the increased sales of ink products, which have larger margins.

OPERATING EXPENSES - Operating expenses decreased to $891,910 and $1,574,409 for the three and six months ended June 30, 2002, compared to $1,021,633 and $2,087,244 for the same periods last year. Selling, general and administrative expenses were 30% and 29% of sales for the three and six months ended June 30, 2002, compared to 28% and 31% of sales during the same period last year (exclusive of non-cash charges).

NET INCOME - As a result of the above, the Company recorded a net income of $79,251 and $92,153 for the three and six months ended June 30, 2002, compared with losses of ($222,356) and ($400,758) for the same periods last year. The net losses for the three and six month periods ended June 30, 2001 included $190,150 and $390,150 respectively of non-cash compensation.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its cash requirements primarily through operations, bank borrowings, and sales of its securities to accredited investors. The Company's previous bank credit facility permitted borrowings of up to $1,000,000 against a fixed percentage of qualified accounts receivable and inventory. The credit facility terminated on November 25, 2000 and was refinanced effective December 31, 2001 with an asset-based lender providing a $1,000,000 facility based on 75% of accounts receivable. The facility allows for an up front fee of 1.25% of the accounts receivable financed and interest at prime plus 4% while the account remains outstanding. The facility is secured by a first lien on all assets of the Company, and is for a term of one (1) year with one (1) year renewal periods.

As of June 30, 2002, the Company had a working capital deficiency of approximately $2,305,000 including the mortgage payable of $600,000, which is due August 31, 2002. The Company has no long-term debt. The auditors' report on the financial statements included in the financial statements at December 31, 2001 contains an explanatory paragraph about the Company's ability to continue as a going concern. The Company expects that the growth and expansion of operations will require capital infusions of a minimum of $1,000,000 necessary to fund the purchase of inventory and to meet the Company's working capital needs. During April 2002 the Company borrowed an aggreate of $185,000 of bridge financing which was not repaid when due. Consequently the Company is paying a default interest rate of 25% to 30% on these loans. The Company is seeking to raise up to $2,000,000 through the issuance of secured convertible promissory notes to accredited investors. In addition, the Company has an agreement from its largest supplier to write off $300,000 upon receiving a lump sum payment of $250,000 from the proceeds of the new financing. The Company is seeking to refinance its $600,000 mortgage which is due August 31, 2002 or seek a short-term extension of the due date of such mortgage. There can be no assurances that the Company will be successful in obtaining the aforementioned financing or refinancing and or extension of its mortgage. If it is not successful, the Company would seek to negotiate other terms for the issuance of debt, and/or pursue additional bridge financing, negotiate with suppliers for a reduction of debt through the issuance of stock, and seek to raise equity through the sale of its common stock.

Except as provided above, the Company has no present commitment that is likely to result in its liquidity increasing or decreasing in any material way. In addition, except as noted above, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way. The Company has no material commitments for capital expenditures. The Company knows of no material trends, favorable or unfavorable, in the Registrant's capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." The rescission of SFAS No.4, "Reporting Gains and Losses from Extinguishments", and SFAS No.64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements," which amended SFAS No.4 will affect income statement classification of gains and losses from extinguishment of debt. SFAS No.4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No.146 on its financial position and results of operations, if any.



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

When used in the filings the words ``anticipate", "believe", "estimate", "expect", "future", "intend", "plan" and similar expressions as they relate to the Company or the Company's management identifying forward looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions relating to the Company's operations and results of operations and any businesses that may be acquired by the Company. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, intended or planned.

The Securities and Exchange Commission (SEC) recently issued proposed guidance for disclosure of critical accounting policies. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. The company plans to adopt the disclosure requirements regarding critical accounting policies once the final rules are required to be adopted.

         REINK CORP.

         PART II
         OTHER INFORMATION

         Item 1     Legal Proceedings

                    In February 2001, Tiger Direct, Inc ("Tiger") filed a complaint in the Superior Court for New Jersey against Reink Corp. alleging breach of contract and seeking damages in the amount of $22,747. In May 2001, the Company filed a defense based upon the failure of Tiger to obtain written approval of the advertising text and layout as per the agreement. During the quarter ended June 30, 2002, the complaint was dismissed with the Company making a payment of $11,250.

                    There have been no other material changes to the pending legal proceedings more fully described in the Company's Form 10-KSB for the period ended December 31, 2001.

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

         Item 3     Defaults Upon Senior Securities

                    None

         Item 4     Submission of Matters to a Vote of Security Holders

                    None

         Item 5     Other Information

                    None

         Item 6     Exhibits and Reports on Form 8-K
                    (a)   Exhibits
                            Exhibit (99.1)
                    (b)   Reports on Form 8-K
                            None

         SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                    REINK CORP.
                                                    (Registrant)


         Date August 19, 2002                        By:   William E. Gallagher
                                                    ----------------------------
                                                              President
                                       11