Form 10QSB
period 2002-09-30
REINK CORP
filed 2002-11-15
CIK 1103544

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                                             Yes  _x_   No___


                                   APPLICABLE ONLY TO CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 14, 2002 the Registrant had 21,652,850 shares of Common Stock outstanding.

            Transmittal Small Business Disclosure Format (check one)


Yes ______  No  ___x___

                                   REINK CORP.
                                   FORM 10-QSB
                    For the Quarter Ended September 30, 2002


                                    Index                                   Page
                                                                          Number

PART I         CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Item 1         Balance Sheet at September 30, 2002                             3

               Statements of Operations for the three and nine months
                     ended September 30, 2002 and September 30, 2001           4

               Statements of Cash Flows for the nine months
                     ended September 30, 2002 and September 30, 2001           5

               Notes to Consolidated Financial Statements                  6 - 8

Item 2         Management's Discussion and Analysis or Plan of Operation  9 - 10

Item 3         Controls and Procedures                                        11

PART II

Item 1         Legal Proceedings                                              12
Item 2         Changes in Securities                                          12
Item 3         Defaults Upon Senior Securities                                12
Item 4         Submission of Matters to a Vote of Security Holders            12
Item 5         Other Information                                              12
Item 6         Exhibits and Reports on Form 8 - K                             12
Item 7         Signatures                                                13 - 14

                          REINK CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (unaudited)

                                     ASSETS

CURRENT ASSETS
                         Cash and Cash Equivalents                                                                $ 166,058
                         Accounts Receivable (less allowance for doubtful accounts of $11,700)                      942,159
                         Inventories                                                                                472,529
                         Prepaid Expenses and Other Current Assets                                                   22,530
                                                                                                                    ------
                              TOTAL CURRENT ASSETS                                                                1,603,276

PROPERTY, PLANT AND EQUIPMENT,net                                                                                 1,124,129

GOODWILL                                                                                                          1,012,030

PATENTS                                                                                                              99,000
                                                                                                                    ------
                                                                                                               $  3,838,435

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
                         Accounts Payable                                                                       $ 1,917,958
                         Accrued Expenses (including $123,450 to a related party)                                   281,178
                         Due to Financing Company                                                                   158,346
                         Due to Related Party                                                                       203,600
                         Notes Payable - Related Parties (including accrued interest
                                   of $142,500)                                                                     475,000
                         Notes Payable (including accrued interest of $16,452)                                      201,452
                         Mortgage Payable                                                                           600,000
                                                                                                                   -------
                              TOTAL CURRENT LIABILITIES                                                           3,837,534
                                                                                                                  ---------


STOCKHOLDERS' EQUITY
                         Common Stock, $.001 par value, 100,000,000 shares authorized,                               21,653
                            21,652,850 shares issued and outstanding
                         Additional Paid-In-Capital                                                               6,285,847
                         Accumulated Deficit                                                                     (6,306,599)
                                                                                                                 -----------
                              TOTAL STOCKHOLDERS' EQUITY                                                                901
                                                                                                                       ---
                                                                                                               $  3,838,435



                 See notes to consolidated financial statements

                          REINK CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                   Three Months Ended                   Nine Months Ended
                                                                   ------------------                   -----------------
                                                            Sept. 30, 2002     Sept. 30, 2001    Sept. 30, 2002   Sept. 30, 2001
                                                            --------------     --------------    --------------   --------------

REVENUES                                                          $ 1,915,212       $ 1,918,838      $ 6,708,522      $ 6,862,527

COST OF GOODS SOLD                                                  1,099,655         1,557,969        4,117,309        4,723,449
                                                                   ----------        ----------       ----------       ---------
              GROSS PROFIT                                            815,557           360,869        2,591,213        2,139,078
                                                                     --------          --------       ----------       ---------

OPERATING EXPENSES
              Selling, general and administrative                     644,286           736,515        1,988,964        2,173,658
              Non-cash compensation and fees                                -                 -                -          390,150
              Research and development                                 40,147            41,491          102,283          137,307
              Depreciation and amortization                            51,342            82,119          172,736          246,254
                                                                      -------           -------         --------         -------
              TOTAL OPERATING EXPENSES                                735,775           860,125        2,263,983        2,947,369
                                                                     --------          --------       ----------       ---------

INCOME (LOSS) FROM OPERATIONS                                          79,782          (499,256)         327,230         (808,291)

INTEREST EXPENSE                                                       58,298            29,430          213,592          121,153
                                                                      -------           -------         --------         -------

              NET INCOME (LOSS)                                     $  21,484         $ (528,686)      $ 113,638        $ (929,444)
                                                                    =========        ===========      ==========       ===========

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED                        $  0.00            $ (0.03)         $ 0.01           $ (0.05)
                                                                      =======           ========         =======          ========

WEIGHTED AVERAGE NUMBER OF SHARES USED IN
                                        COMPUTATION                21,652,850         20,507,851      21,015,350        20,507,851
                                                                  ===========        ===========      ===========      ==========



                 See notes to consolidated financial statements

                          REINK CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                           Nine Months Ended September 30,
                                                                                               2002              2001
                                                                                               ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
                Net income (loss)                                                           $ 113,638      $ (929,444)
                                                                                            ----------      -----------

                Adjustments ot reconcile net income (loss) to net cash (used in)
                provided by operating activities:
                   Depreciation and amortization                                              172,736         246,254
                   Stock issued for services                                                        -         390,150
                   Warrants issued in connection with notes payable                            33,221               -

                Changes in operating assets and liabilities:
                  Accounts receivable                                                        (221,536)         (1,279)
                  Inventories                                                                 129,017          70,648
                  Prepaid expenses and other current assets                                   (15,500)          1,000
                  Other assets                                                                      -          (6,930)
                  Accounts payable and accrued expenses                                      (236,577)        464,263
                                                                                             ---------       -------
                      Total Adjustments                                                      (138,639)      1,164,106
                                                                                             ---------      ---------

                NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                           (25,001)        234,662
                                                                                              --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
                Purchase of fixed assets                                                      (28,647)        (90,988)
                Purchase of patents                                                                 -         (80,000)
                                                                                               -------         --------
                  NET CASH USED IN INVESTING ACTIVITIES                                       (28,647)       (170,988)
                                                                                              --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
                Repayment of bank loans                                                             -        (242,860)
                Repayment of borrowings to financing company, net                            (156,920)              -
                Proceeds from issuance of notes payable                                       185,000          50,000
                Principal payments on mortgage payable                                              -          (3,297)
                Proceeds from sales of common stock and warrants                               80,000               -
                                                                                              -------        --------
                  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                         108,080        (196,157)
                                                                                             --------        ---------

NET INCREASE (DECREASE) IN CASH                                                                54,432        (132,483)

CASH AT BEGINNING OF YEAR                                                                     111,626         140,531
                                                                                              --------        -------

CASH AT END OF PERIOD                                                                       $ 166,058         $ 8,048
                                                                                            ==========        =======



                 See notes to consolidated financial statements
                                        5

                          REINK CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (unaudited)


1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes included on Form 10-KSB for the year ended December 31, 2001.

2.       NEW ACCOUNTING PRONOUNCEMENTS

a.) In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective for all business combinations completed after September 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Effective January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. If a portion of the Company's goodwill or intangible assets is impaired, then the Company will have to include an impairment charge on its statement of operations, which will have the effect of reducing net income.

The management of the Company prepared an analysis of its evaluation of the fair value amount of its goodwill and determined that the fair value exceeded the carrying amount as of June 30, 2002 and consequently, no impairment exists as such date. Management believes that there have been no material changes which would impact on this evaluation and therefore no impairment exists as of September 30, 2002.

In accordance with SFAS No. 142, the Company discontinued amortization of goodwill effective January 1, 2002. The pro forma effects of the adoption of SFAS No. 142 on net income (loss) is as follows:

                                                                 Nine Months Ended September 30,
                                                              ----------------------------------
                                                                 2002              2001
                                                                 ------           ------
      Net income (loss), as reported                           $113,638         $(929,444)
      Amortized portion of goodwill                             --                 99,000
                                                              ------------     ------------
      Net income (loss), pro forma                             $113,638         $(830,444)
                                                              ============     ============

b.) On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." The rescission of SFAS No.4, "Reporting Gains and Losses from Extinguishments, and SFAS No.64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements," which amended SFAS No.4 will affect income statement classification of gains and losses from extinguishment of debt. SFAS No.4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

c.) In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No.146 on its financial position and results of operations, if any.


3.       NOTES PAYABLE - RELATED PARTY

At December 31, 2001, the Company had advances from a shareholder in the amount of $220,000 due on demand and accrued interest of $88,000, bearing interest at 3% per month. Effective January 1, 2002, the lender agreed to a new rate of 14% per annum on the aggregate balance of $308,000, with all other terms remaining unchanged.

At December 31, 2001, the Company had advances from a shareholder in the amount of $132,500, including a fee for delays in payment of $20,000. The balance on the note at September 30, 2002 remains $132,500. The holder of the note has waived any defaults.

4.       NOTES PAYABLE

In April 2002, the Company received an aggregate of $185,000 of bridge financing of which $125,000, $50,000 and $10,000 was due on June 2, 2002, June 24, 2002
and July 1, 2002, respectively. In consideration of the loans, the Company issued an aggregate of 103,600 warrants exercisable anytime over a period ranging from three to five years to purchase one share of common stock for each warrant at $0.50 per share. The Company recorded a charge of approximately $33,000 related to the issuance of such warrants. The aforementioned loans bear interest ranging from twenty-five percent (25%) to thirty percent (30%) per annum commencing on the due date of the loans, which have not yet been repaid.

In May 2002, the Company entered into an agreement with The Thornwater Company, L.P. ("Thornwater") to raise up to $2 million in secured convertible promissory notes. The notes are to be sold in units of $50,000 per unit with a minimum offering of five units and a maximum offering of 40 units. The notes will bear interest at eight percent (8%) per annum with the option to convert into common shares of the Company at $0.30 per share (originally $0.55 per share). The Company will pay a fee of twelve percent (12%) of gross proceeds from each issuance if the investor is referred by Thornwater, and five percent (5%) of gross proceeds if the investor is referred by the Company. In addition, in accordance with the agreement, the Company will issue warrants to Thornwater at a strike price of $0.66 per share to purchase the Company's stock at a rate equal to ten percent (10%) of the number of shares that the notes being issued are convertible. As of September 30, 2002, the Company has not sold the minimum offering of five units.

5.       MORTGAGE PAYABLE

The Company's mortgage of $600,000 was due on August 31, 2002. The Company is seeking to refinance its mortgage or seeking a short-term extension of the due date of such debt and as of September 30, 2002, no agreement has been reached. There is no assurance that the Company will be successful in obtaining the aforementioned refinancing and/or extension of its mortgage. In the interim, the Company is continuing to make monthly interest payments per the expired agreement while negotiating new terms.

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

In February 2001, Tiger Direct, Inc. ("Tiger") filed a complaint in the Superior Court of New Jersey against the Company alleging breach of contract and seeking damages in the amount of $22,747. In May 2001, the Company filed a defense based upon the failure of Tiger to obtain written approval of the advertising text and layout as per the agreement. During the quarter ended June 30, 2002, the complaint was dismissed with the Company making a payment of $11,250.

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

NINE MONTHS ENDED SEPTEMBER 30, 2002 AS
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES - Total revenues decreased to $6,708,522 for the nine months ended September 30, 2002, compared to $6,862,527 for the same period last year. This decrease was due to decreased sales in remanufactured laser toner cartridges. For the three months ended September 30, 2002, total revenues decreased to $1,915,212 compared to $1,918,838 for the same period last year.

GROSS PROFIT - Gross profit increased to $2,591,213 for the nine months ended September 30, 2002, compared to $2,139,078 for the same period last year. In addition, the gross profit margin increased over the same period from 31% to 39%. For the three month period ended September 30, 2002, the gross profit increased to $815,557 compared to $360,869 for the same period last year and the related gross profit margin percentage increased over the same period from 19% to 43%. This was due to the increased sales of inkjet related products, which have larger margins.

OPERATING EXPENSES - Operating expenses decreased to $735,775 and $2,263,983 for the three and nine months ended September 30, 2002, compared to $860,125 and $2,947,369 for the same periods last year. Selling, general and administrative expenses were 34% and 30% of sales for the three and nine months ended September 30, 2002, compared to 38% and 32% of sales during the same period last year (exclusive of non-cash charges). The decrease in operating expenses is due to reductions in depreciation and research and development. The Company has made no new major capital asset purchases and certain other assets have become fully depreciated, along with general cutbacks in research and development.

NET INCOME - As a result of the above, the Company recorded net income of $21,484 and $113,638 for the three and nine months ended September 30, 2002, compared with losses of ($528,686) and ($929,444) for the same periods last year. The net loss for the nine-month period ended September 30, 2001 included $390,150 of non-cash compensation.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its cash requirements primarily through operations, bank borrowings, and sales of its securities to accredited investors. The Company currently has a credit facility with an asset-based lender providing a $1,000,000 line based on 80% of eligible accounts receivable. The facility allows for an up front fee of 1.25% of the accounts receivable financed and interest at prime plus 4% while the account remains outstanding. The facility is secured by a first lien on all assets of the Company, and is for a term of one
(1) year with one (1) year renewal periods.

As of September 30, 2002, the Company had a working capital deficiency of approximately $2,234,000 including the mortgage payable of $600,000, which was due August 31, 2002. The Company has no long-term debt. The auditors' report on the financial statements included in the financial statements at December 31, 2001 contains an explanatory paragraph about the Company's ability to continue as a going concern. The Company expects that the growth and expansion of operations will require capital infusions of a minimum of $1,000,000 necessary to fund the purchase of inventory and to meet the Company's working capital needs. During April 2002 the Company borrowed an aggregate of $185,000 of bridge financing which has not been repaid when due. Consequently, the Company is paying a default rate of interest of twenty-five percent (25%) and thirty percent (30%) on these loans. The Company is seeking to raise up to $2,000,000 through the issuance of secured convertible promissory notes to accredited investors. In addition, the Company has an agreement from its largest supplier to write off $300,000 upon receiving a lump sum payment of $250,000 from the proceeds of the new financing. The Company is seeking to refinance its $600,000 mortgage which was due on August 31, 2002 or seeking a short-term extension of the due date of such mortgage. In the interim, the Company is continuing to make payments per the expired agreement, while negotiating new terms. There can be no assurances that the Company will be successful in obtaining the aforementioned financing or refinancing and/or extension of its mortgage. If it is not successful, the Company would seek to negotiate other terms for the issuance of debt, and/or pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and seek to raise equity through the sale of its common stock.

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


NEW ACCOUNTING PRONOUNCEMENTS

On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections". The rescission of SFAS No.4, "Reporting Gains and Losses from Extinguishments", and SFAS No.64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements", which amended SFAS No.4 will affect income statement classification of gains and losses from extinguishment of debt. SFAS No.4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No.146 on its financial position and results of operations, if any.

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

         ITEM 3            CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14 (c) under the Exchange Act) as of a date within 90 days of the date of filing of this Form 10-QSB. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

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

         Item 3       Defaults Upon Senior Securities

                      None

         Item 4       Submission of Matters to a Vote of Security Holders

                      None

         Item 5       Other Information

                      None

         Item 6       Exhibits and Reports on Form 8-K
                      (a)   Exhibits
                                  Exhibit (99)
                      (b)   Reports on Form 8-K
                                   None

         SIGNATURES

                      In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                    REINK CORP.
                                                    (Registrant)

         Date: November 14, 2002.                    By:   William E. Gallagher
                                                           ---------------------
                                                           President

                                  CERTIFICATION
                      PURSUANT TO 18 U. S. C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Reink Corp. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certify, pursuant to 18 U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:


(a)      the Report fully complies with the requirements of section 13(a) or
                  15(d) of the Securities Exchange Act of 1934; and

(b)      the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of the Company.


Date: November 14, 2002.


                                                  Reink Corp.

                                                  / s / William E. Gallagher
                                                  ------------------------------
                                                   William E. Gallagher
                                                   President and
                                                   Chief Executive Officer


                                                  / s / William Smith
                                                  ------------------------------
                                                  William Smith
                                                  Chief Financial Officer

                                  CERTIFICATION

We the undersigned, certify that:

1.       We have reviewed this quarterly report on Form 10-QSB of Reink Corp.;
2. Based on our knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state material fact necessary to make statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and
3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and of, the periods presented in this quarterly report.
4. We are responsible for, establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us particularly during the period in which this quarterly report is being prepared;
               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. We have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. We have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002.

                                                      Reink Corp.


                                                      / s / William E. Gallagher
                                                      --------------------------
                                                      William E. Gallagher
                                                      President and
                                                      Chief Executive Officer


                                                      / s / William Smith
                                                      --------------------------
                                                      William Smith
                                                      Chief Financial Officer