Form 10KSB
period 2002-12-31
REINK CORP
filed 2003-05-22
CIK 1103544

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                          COMMISSION FILE NO.: 0-31040

                                   REINK CORP.
                                   -----------
                 (Name of Small Business Issuer in its Charter)

                   Delaware                              65-0602729
                --------------                      ---------------------
         (State or other jurisdiction                  (IRS Employer
       of incorporation or organization)            Identification No.)

               5130 Creekbank Road, Mississauga, Ontario, L4W 2G2
               --------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (905) 206-1604
                                 --------------
                           (Issuer's telephone number)

              2550 Haddonfield Road, Pennsauken, New Jersey, 08110
              ----------------------------------------------------
              (Former Name, Former Address and Formal Fiscal Year,
                          if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act:

                 None                                      None
                 ----                                      ----
         (Title of Each Class)                   (Name of Each Exchange
                                                  on which Registered)

               Securities registered pursuant to 12(g) of the Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year: $7,497,238.

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing sales price for the common stock of $0.05 per share as reported in on the Nasdaq Over-the-Counter Bulletin Board on May 15, 2003, was approximately $ 1,082,643. The shares of Common Stock held by each officer and director and by each person known to the Company to own 5% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                                   REINK CORP.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ____
PART I
______


Item 1.  Business..............................................................3

Item 2.  Properties...........................................................11

Item 3.  Legal Proceedings....................................................11

Item 4.  Submission of Matters to a Vote of Security Holders..................13



PART II
_______


Item 5.  Market for Company's Common Equity And Related Stockholder Matters...13

Item 6.  Management's Discussion and Analysis or Plan of Operations...........14

Item 7.  Financial Statements and Supplementary Date..........................17

Item 8.  Change in and Disagreements with Accountants on
           Accounting and Financial Disclosure................................17


PART III
________


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..................18

Item 10. Executive Compensation...............................................22

Item 11. Security Ownership of Certain Beneficial Owners and Management.......24

Item 12. Certain Relationships and Related Transactions.......................22

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K......25

Item 14. Control and Procedures ..............................................26

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

ITEM 1.  BUSINESS

CORPORATE HISTORY

         Reink Corp. ("Reink" or the "Company") is an established manufacturer and marketer of environmentally conscious quality aftermarket ink products for the imaging consumables market. (See: Environmental Compatibility of Products). Products include ink jet and remanufactured laser toner cartridges, inkjet refill kits, remanufactured inkjet cartridges, thermal printer film, bulk ink, and a wide range of speciality inks for industrial printer applications. The Company generated sales of approximately $8,000,000 in 2001, $7,500,000 in 2002, and less than $100,000 for the three months ended March 31, 2003. The Company's sales have been adversely impacted by the departure of certain senior officers and employees from the Company, the details of which are outlined throughout this document. The Company currently has 9 employees and consultants, 7 of whom are located in the Company's main facility in Cookeville, Tennessee and 2 of whom are located at the Company's administrative facility in Mississauga, Ontario, Canada.

         The Company has three (3) wholly-owned subsidiaries: Reink Imaging USA, Ltd.("Reink USA"), Brittany L.L.C.("Brittany"), and Reink Canada Corp.("Reink CA"). Reink USA is headquartered in Mississauga, Ontario where the Company maintains its principal administrative offices. Reink Imaging USA, Ltd. also operates a facility in Cookeville, Tennessee that remanufactures inkjet cartridges, produces bulk ink, and conducts research and development. Brittany is a limited liability company located in Pennsauken, New Jersey which owns the real property upon which Reink USA operations were formerly located. All operations were removed from this location at the beginning of 2003. Reink CA is a Canadian corporation with minimal operations formed to handle future sales in Canada.

         Reink was incorporated in Delaware in March 1999 and, on April 9, 1999 acquired the stock of Renewable Resources, Inc. ("Renewable"). On May 19, 1999, Reink was acquired by Newmarket Strategic Development Corp. ("Newmarket") for 11,850,000 shares of Newmarket stock pursuant to a Plan of Merger between Reink and Newmarket. Newmarket then changed its name to Reink Corp. On September 30, 1999, Reink, through its wholly owned subsidiary, Reink USA, purchased all of the assets and assumed all of the liabilities of Assembly Services Unlimited, Inc. ("Assembly") and all of the issued and outstanding membership certificates of Brittany L.L.C. ("Brittany"), the entity owning the real property upon which Assembly conducted its operations.

         On December 31, 2002, the CEO, VP of Finance and one of the production chemists from the Company's R&D facility resigned(the "Former Officers"). Prior to resigning the Former officers dismissed all employees of Reink USA. The Company has commenced legal proceedings against the Former Officers of the Company for actions it believes to be in violation of non-competition and confidentiality clauses within their employment contracts. The Company has also applied for an injunction against a business which the Company believes is being operated by the Former Officers and competes directly with the Company.

         As a result of the departure of the Former Officers, the remaining management dropped the impact ribbon business product line and also made the decision to outsource the remanufactured toner business in 2003. In January 2003 the Company closed down its manufacturing facility in Pennsauken, New Jersey and moved all inventory and equipment to other locations. At December 31, 2002 the Company wrote down inventories related to the impact ribbons and toner product lines to their estimated fair values (See Note 3 to the financial statements). The Company had an impairment charge on certain fixed assets as a result of closing the manufacturing facility (See Note 4 to the financial statements). In addition the Company had an impairment charge on its goodwill relating to the changes to the impact ribbon and toner product lines (See Note 2 to the financial statements)

         In January, 2003 the three largest creditors of Reink USA filed a petition to force the subsidiary into Chapter 7 under the US Federal Bankruptcy Code. The Company believes that some of the creditors involved with the petition are supplying the new business, which competes directly with the Company, founded by the Former Officers. Reink USA filed a motion to have the petition thrown out since the third creditor withdrew from the filing and also since the counsel for the petitioners withdrew. Subsequently the remaining two creditors provided a new third creditor and amended the filing. This new third creditor also subsequently, withdrew and the two remaining creditors found two other creditors and filed an amendment. During March 2003, the subsidiary's motion to convert to a voluntary chapter 11 was accepted by the District of New Jersey, Federal Bankruptcy Court. Reink is controlling the proceedings and Reink USA is preparing a plan of reorganization to submit to the court and the creditors.

THE INDUSTRY

         The market for aftermarket imaging supplies is in excess of $25 billion(1). The internet, combined with increased price sensitivity, new distribution channels such as print-on-demand kiosks, downloadable content, and portable display devices has increased the overall requirement for printing.

         While the internet has enhanced our ability to communicate electronically, it is far from paperless. Offices and homes with access to the Net will print more documents as users demand hard copies of information retrieved. According to PC Computing, consumers with an internet connection and an ink jet printer will consume 64% more paper and ink than those without an internet connection(2).

   Advances in technology continue to create new markets for printer technology. Digital cameras and photo-quality ink jet printers for example were not economically available to consumers five years ago. With color printers now capable of quickly producing crisp prints, the demand for color in business documents will grow. Advances in printer technology also gave rise to new industrial applications like vehicle graphics and product coding. In the United States alone, there are a large number of creative firms, brand marketing firms, design firms, advertising agencies, general marketing firms, and internal departments of many organizations that are high volume users of imaging consumables.

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

PRODUCT LINES

         Reink is an established manufacturer and marketer of products for the imaging consumables market. Products that are manufactured and/or marketed, include ink jet and toner cartridges, inkjet refill kits, remanufactured cartridges, thermal printer film, bulk ink, and a wide range of specialty inks for industrial printer applications.

         INK JET REFILL KITS AND CARTRIDGES

         The Company is a manufacturer and distributor of ink jet refill kits and remanufactured ink jet cartridges for the industry's most popular printers. Retail office products and retail electronics companies selling into the aftermarket generate the majority of Reink's ink jet business. Reink centers its ink jet product strategy on providing multiple products under various brand names for customers seeking an alternative to current high priced printing costs.

         LASER TONER CARTRIDGES

         The Company currently outsources the production of its re-manufactured laser toner cartridges. The Company's research and development staff has enabled Reink to maintain a top quality product at a fraction of the cost due to the variable nature of the outsourcing capabilities. There is still substantial growth taking place in this market segment. Reink plans to aggressively develop market share by selling products through its existing customer networks as well as developing new business.

         BULK INK

         The Company manufactured approximately 680,000 pounds of bulk ink in 2001, and approximately 675,000 pounds in 2002. This segment represents a large opportunity providing the largest margin as well as potential for growth.

         Applications Using Industrial Ink Jet Inks Include:

         o Mailing Systems
         o Unit Pack Printing Systems
         o Packaging Systems
         o Wide Format Printing (used in graphic arts/signage industries)
         o Tag and Label Printing Systems
__________

(1) Cart Magazine, March 2001, USA Desktop Inkjet Cartridges: OEM v. Aftermarket Update

(2)  Source: PC Magazine, November 21, 2000; PC Computer, October 1999

         CURRENT INDUSTRIAL INK PRODUCTS

         o Mailing Systems Based on Piezo(3) and Thermal Printhead Technology(4)
         o Optical Character Recognition ("OCR")(5), Fast Dry and Color Inks
         o Bulk Feed Systems
         o 4 Print heads from one bulk ink reservoir
         o Color Inks including Fluorescence "Neon" colors
         o On Target Technologies (OTT)(6)
         o Unit Pack and Carton Printing
         o Modular Ink Technologies (MIT)(7)
         o Trident Mailing Systems, Unit Pack and Carton Printing
         o Valve Jet Inks: Carton Printing
         o New Industrial Ink Products
         o Ink for Digital Cameras-Photo Applications

ENVIRONMENTAL COMPATIBILITY OF PRODUCTS

         The Company manufactures and/or markets, environmentally-conscious quality aftermarket ink products for the imaging consumables market. The Company is environmentally-conscious in the following ways:

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

         o The Company's cartridge refill kits are designed to recycle the majority of all ink jet cartridge types from 1 to 6 times resulting in an overall reduction of cartridge waste.
__________

(3) A Piezo printhead uses a Piezo crystal. This is a shortened term for Piezoelectric Ceramic Crystal. This material has the ability to expand and contract with the application of electric current. This ability allows a Piezo to be the engine in a very small pump. Since it has no moving parts, the durability of the material is extremely good.

(4) Thermal Printhead. This term is also called Bubble Jet. It describes the technology of using a thermistor or small heater to instantaneously boil a water based ink to form a bubble. This bubble causes the ink to shoot from the printhead to the substrate. This is used by Canon, Hewlett Packard, Lexmark and other manufacturers. This is a less expensive method and can shoot an ink drop at 1000 to 6000 times a second. A thermistor can burn out faster than a Piezo but the printheads usually have enough life to be re-inked 4 to 14 or more times. With this technology, the printhead and the ink reservoir are usually attached.

(5) This is an abbreviation for the term Optical Character Recognition. This designates when a printed character is of a particular style or specific printed intensity so that it can be read by a machine that usually has an optical scanner.

(6) This is the name for a company. It does not designate a technology. The company makes a particular style of Piezo printhead.

(7) This is the name for a particular style of ink jet printhead recently marketed by NuKote before selling it to a competitor called Xaar. This is a unique Piezo printhead that uses something called a "Shared Wall" type of print engine. This type of technology is just now becoming popular in the field.

TRADEMARKS AND PATENTS

         Reink(TM) is a registered trademark owned by the Company and recognized throughout the industry. The Company's formulas are closely guarded as trade secrets.

         Reink Corp. is the owner of certain patents registered with the United States Patents and Tradenames Office as follows:

         o Patent No. 5,944,228 for the thermoplastic closure for a fluid container and system for refilling a fluid reservoir.

         o Patent No. 5,607,003 for the thermoplastic closure for a fluid container and system for refilling a fluid reservoir.

         o Patent No. D356,597, an ink dispenser for refilling ink jet cartridges.

SALES, MARKETING AND DISTRIBUTION

         SALES AND MARKETING

         From the origins of Renewable Resources, sales have increased from $120,000 in 1993 to approximately $7,500,000 in 2002. The overall strategy of the Company is to focus on core strengths and identify the product demands of the imaging supplies market. The Company's goal is to produce high quality ink which can be sold within a wide number of formats thus minimizing the Company's reliance on any one segment, channel or customer. Our strategy will focus on the following channels:

         o Distributors to the Retail channel
         o Industrial market
         o Government and Corporate channels
         o End Consumers - eBusiness
         o Wide Format and related markets.

         The Company's recent sales have been severely impacted by the departure of certain senior officers and employees from the Company. The Company has dropped two product lines and had virtually no customers for the first two months of 2003. The Company has chosen to outsource the bottling of its ink and also outsource the remanufacture of laser toner cartridges due to the departure of the Former Officers. Sales for the first quarter are expected not to exceed $100,000 while the Company moves to bring back the lost customers due to the departure of the Former Officers.

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

         The Company, through its wholly-owned subsidiary, Reink USA, entered into a contract in February 2001 with Reusable Technologies, Inc. which generated revenues of approximately $1.5 million during fiscal 2002. The contract ended and is currently under renegotiation, pending the bankruptcy proceedings for Reink USA as discussed above.

         INDUSTRIAL MARKET

         The Company plans to leverage OEM relationships and ink expertise to develop new products for sales into the wide format digital printing market, the digital photography field, and the industrial printing market. The industrial printing market includes such applications as addressing labels, postal bar coding and package coding. All consumer packaging companies, from Proctor and Gamble to beverage companies such as Coke and Pepsi, use inkjet printing for packaging codes. This market is currently evolving and the Company is in the planning stage for the launch of a product line into this channel.

         GOVERNMENT AND CORPORATE CHANNELS

         Governments are extremely large users of ink and related products. Through distributors with existing government business in other products, the Company has gained access to this large market. As the governmental departments are focusing on their budgets and the need to cut costs, the need for alternatives increases, thus providing an opportunity for growth. For example, the demand for remanufactured inkjet cartridges is growing given the high cost per OEM cartridge and the increased printer usage as employees are provided with printers in their individual offices.

         END CONSUMERS - EBUSINESS

         There are a large number of fragmented resellers of products which will provide the engine to generate sales of the Company's products direct to the end consumer. The Company is looking at alternatives to sell directly through to the end consumer and hopes that this focus will provide increased margin and also a diversified customer base and channel.

         The Company has previously sold to QVC (shopping channel) through a distributor and the Company anticipates that this direct channel to the consumer will increase the awareness/education levels related to alternatives to the OEM products. This increased awareness should drive the demand for cost effective and environmentally friendly refillable technology.

         WIDE FORMAT AND RELATED MARKETS

         The Company is broadening its line of hard copy supplies and products through strategic alliances. This is accomplished by seeking out leading companies in the dyes and sublimation ink markets who have the ability to print on more porous surfaces (i.e., glass and earthenware), special durable inks for fabric printing, thermal transfer ribbons for bar coding, label printing and MICR(8) inks for check printing. Throughout all of business and marketing, ink remains a fundamental component of communication through items such as billboards and point-of-sale materials. The Company's strategy focuses on the areas where ink is consumed and how best to penetrate these channels.

         The Company has identified several companies that cater to certain types of businesses with which the Company will discuss strategic alliances to grow the Company and increase revenues. An example of this segment would be beer distributors and their need for point-of-sale material. In the past the printing of this material was centralized and posters were shipped out to the resellers of beer. This was costly due to leftover materials being date sensitive and further, customization for specific locations being difficult. This function is being pushed out to the distributors who, in turn, can print in smaller runs on wide format printers to customize and improve the timely delivery of
__________

(8) An abbreviation of the term Magnetic Ink Character Recognition. It describes an ink technology used almost exclusively on checks. This ink is used to print the account number and amount on the bottoms of cancelled checks. As the check then passes through a reader, the ink is magnetized and subsequently read by the system to date. No one has ever been able to print this type of ink successfully with ink jet because it uses a material called iron oxide whose particles are too big to print through an ink jet print engine.

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

         DISTRIBUTION

         The Company primarily sells its products to distributors who in turn sell into the retail channel as well as other channels. The Company currently sells its inkjet refill kits and components through an arrangement with Reusable Technologies, Inc. for worldwide distribution to the wholesale and retail markets for all inkjet refill kits, replacement packs, and all associated components. Other products are sold direct to customers or through non-exclusive arrangements with various distributors. The Company's two largest customers were Stratitech Inc. and Reusable Technologies, Inc. representing 32% and 20% of sales for the fiscal year ended December 31, 2002.

RESEARCH AND DEVELOPMENT

         The Company devotes a part of its budget to new product development ("R&D") (approximately $130,000 - $170,000 per year). The Company's R&D staff/consultants in Tennessee is comprised of three (3) highly respected chemists and engineers. The R&D team has developed over 150 ink formulations and ink refill systems for:

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

         o Major rechargers in the American recycling industry, including Mexico and South America

         o Major office superstores and OEMs, such as Okidata and Olivetti

         o Major accounts in the postal/addressing field requiring specialty inks for OCR and bar coding applications

         o The new digital printing and digital photography markets o The graphics arts and sign industries to meet the needs of package bar coding, postal/addressing and wide format digital printing

         One of the fastest growing sectors of the imaging products and computer industries is ink jet(Cap Ventures 2002). The Company is a vital part of this growth offering key technological advances in:

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

         The Company operates two (2) facilities. The Company's headquarters and administrative operations are located in a leased location in Mississauga, Ontario, in a shared 6,000 square foot facility. There is access to approximately 20,000 square feet of warehousing space as operations demand. The Company has approximately 2 employees and consultants at the Mississauga site.

         The Company, through its subsidiary Reink USA, also leases 10,000 square feet in Cookeville, Tennessee. The Cookeville facility manufactures bulk ink and remanufactures ink jet cartridges. Additionally, all research and development is conducted at the Cookeville location. The Company has approximately 7 employees and consultants in Cookeville, of which 3 are involved in research and development and quality control.

         During February, 2003 the Company shut-down its Pennsauken, New Jersey manufacturing plant and has relocated all inventory to a third party warehouse. A subsidiary company, Brittany LLC which owned the property, is in the process of completing a deed in lieu of foreclosure related to the mortgage of $600,000 held on the property. Once complete the Company will have no further obligations related to the property. The Company has recorded a loss of approximately $199,000 on the writedown of the property in Pennsauken during the year-ended December 31, 2002.

COMPETITION

         The imaging supplies business is intensely competitive. In both impact(9) and non-impact(10) markets, the Company faces competition from both OEMs as well as other aftermarket manufacturers. Retail aftermarket competitors include American Ink Jet, Jetfill, Inc., Nu-Kote International, DataProducts and Formulabs. OEMs currently dominate the market for the majority of toner products and ink jet supplies. However, the market for compatible toner supplies is still developing and currently there are several independent competitors in this market.

         In the industrial market, OEMs control 90% of the ink jet aftermarket. The major OEMs are Videojet, who has just acquired Marsh (strong in the corrugated packaging field). Videojet is the leader in the carton and individual pack coding market. Their major competition is Domino Amjet, Willett International, Diagraph, Matthews, Markem and several other significant players. The ink jet packaging printer market is estimated at $800 million annually, with $150 million attributable to bulk ink sales. Systems based on Trident's Piezo electric printhead technology represent $80 million of this market(11).
__________

(9) Any inking method that uses "impact" to make a mark on paper. Examples of this are typewriters or matrix printers. They push a formed character into a ribbon that is then pushed onto the paper thus making a mark using impact.

(10) Any inking devise that does not impact or hit the paper to make a mark. Examples of this are ink jet (where the drop is "shot" from the printhead to make a mark on the paper) and xerography (where a laser beam is used to charge the paper). Like a Xerox copier, the paper is then placed in contact with a charged toner. The toner sticks to the charged places on the paper and does not stick to the uncharged places. Both technologies then make a mark without hitting or impacting the paper.

(11) The estimates and related information contained in Competition section are based upon internal research developed by the Company's Research and Development department. There can be no assurance that the Company's estimates are accurate.

         On December 31, 2002, the CEO, VP of Finance and one of the production chemists from the Company's R&D facility resigned(the "Former Officers"). Prior to resigning the Former officers dismissed all employees of the Company's main operating subsidiary, Reink USA. The Company has commenced legal proceedings against the Former Officers of the Company for actions it believes to be in violation of non-competition and confidentiality clauses within their employment contracts. The Company has also applied for an injunction against a business which the Company believes is being operated by the Former Officers and competes directly with the Company.

ITEM 2.  PROPERTIES

         Reink currently manufactures products in one (1) facility, as follows:

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

         MISSISSAUGA, ONTARIO - The Company's headquarters and administrative operations are located in a leased location in Mississauga, Ontario, in a shared 6,000 square foot facility. There is access to approximately 20,000 square feet of warehousing space as operations demand. The Company has approximately 2 employees and consultants at the Mississauga site.

         As a result of the departure of the Former Officers discussed above, the remaining management dropped the impact ribbon business product line and also made the decision to outsource the remanufactured toner business in 2003. In January 2003 the Company closed down its manufacturing facility in Pennsauken, New Jersey and moved all inventory and equipment to other locations. At December 31, 2002 the Company wrote down inventories related to the impact ribbons and toner product lines to their estimated fair values (See Note 3 to the financial statements). The Company had an impairment charge on certain fixed assets as a result of closing the manufacturing facility (See Note 4 to the financial statements). In addition the Company had an impairment charge on its goodwill relating to the changes to the impact ribbon and toner product lines (See Note 2 to the financial statements).

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

         In July 2000, Osmonics, Inc. filed a complaint in the Chancery Court for Putnam County, Tennessee, Case No. 200-218 against Reink USA a/k/a Wildan Services, Inc. a/k/a Renewable Resources, Inc. alleging breach of contract by Renewable Resources, Inc. Reink USA filed a pro se response with the Court, which response was not accepted by the Court as an answer. In October 2000, a default judgment was entered against Reink USA in the amount of $49,282.61 plus court costs. In February 2001, the Company filed a Motion for Relief from Judgment. In June 2001, the Court entered an order setting aside the default judgment. The case was dismissed with prejudicein October 2001.

         In November 2000, Bayer Corporation filed a complaint in the Superior Court for New Jersey, Camden County, Case No. 745100 against Renewable Resources, Inc. and Reink USA alleging breach of contract and seeking damages in the amount of $17,402.50. The Company's legal counsel has provided the Plaintiff with documents evidencing that Reink USA is not a successor corporation to Renewable Resources, Inc., nor is Reink USA contractually obligated for the debts of Renewable Resources, Inc. The Court, sua sponte, dismissed without prejudice the litigation for lack of prosecution by Bayer Corporation.

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

         In March 2001, Holly's HPI Printing filed a complaint in the Superior Court of New Jersey, Camden County, alleging breach of contract and seeking damages in the sum of $23,949. The Company's legal counsel provided Plaintiff with documents evidencing that Reink USA is not a successor corporation to Renewable Resources, Inc., nor is Reink USA contractually obligated for the debts of Renewable Resources, Inc. The Plaintiff has voluntarily dismissed without prejudice Reink USA and Reink Corp. from the litigation.

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

         On December 31, 2002, the CEO and VP of Finance of the Company resigned. In addition, on the same date, one of the production chemists from the Company's R&D facility also resigned. Prior to resigning these three officers dismissed all employees of Reink USA, and left the Company with no employees. The Company has commenced legal proceedings against the three former officers of the Company for actions it believes to be in violation of non-competition and confidentiality clauses within their employment contracts. The Company has also applied for an injunction against a business which the Company believes is being operated by the former officers and competes directly with the Company.

         In January, 2003 the three largest creditors of Reink USA filed a petition to force the subsidiary into Chapter 7 under the US Federal Bankruptcy Act. The Company believes that some of the creditors involved with the petition are supplying the new business, which competes directly with the Company, founded by the Company's former CEO and VP of Finance. Reink USA filed a motion to have the petition dismissed since the third creditor withdrew from the filing and also since the counsel for the petitioners withdrew. Subsequently the remaining two creditors provided a new third creditor and amended the filing. This new third creditor also subsequently withdrew and the two remaining creditors found two other creditors and filed an amendment. During March 2003, the subsidiary's motion to convert to a voluntary chapter 11 was accepted by the District of New Jersey, Federal Bankruptcy Court. Reink Corp. is controlling the proceedings and Reink USA is preparing a plan of reorganization to submit to the court and the creditors. There can be no assurances that the plan will be successful.

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

                                     PART II

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
          EQUITY AND OTHER SHAREHOLDER MATTERS

         The Company's Common Stock commenced trading on the Over-the- Counter Bulletin Board under the symbol "RINC" on May 11, 2000. Set forth below is the range of high and low bid information for the Company's Common Stock for the period commencing May 11, 2000 (the inception of trading) through December 31, 2002. This information represents prices between dealers and does not reflect retail mark-ups or mark-downs or commissions, and may not necessarily represent actual market transactions.

         Fiscal Period                                    High Bid       Low Bid
         -------------                                    --------       -------

         2001:
         -----
         First Quarter ended March 30, 2001 ............      1.40           .75
         Second Quarter ended June 30, 2001 ............      1.31           .45
         Third Quarter ended September 30, 2001 ........       .62           .10
         Fourth Quarter ended December 31, 2001 ........       .73           .26

         2002:
         -----
         First Quarter ended March 30, 2002 ............       .64           .27
         Second Quarter ended June 30, 2002 ............       .52           .16
         Third Quarter ended September 30, 2002 ........       .34           .16
         Fourth Quarter ended December 31, 2002 ........       .30           .08

         The closing price for the Company's Common Stock on May 15, 2003 was $0.05 per share.

         As of May 15, 2003, there were approximately 147 record holders of the Company's Common Stock. Moreover, additional shares of the Company's Common Stock are held for stockholders at brokerage firms and/or clearing houses, and therefore the Company was unable to determine the precise number of beneficial owners of Common Stock as of May 15, 2003.

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

         On December 31, 2002, the CEO, VP of Finance and one of the production chemists from the Company's R&D facility resigned(the "Former Officers"). Prior to resigning the Former officers dismissed all employees of Reink USA. The Company has commenced legal proceedings against the Former Officers of the Company for actions it believes to be in violation of non-competition and confidentiality clauses within their employment contracts. The Company has also applied for an injunction against a business which the Company believes is being operated by the Former Officers and competes directly with the Company.

         As a result of the departure of the Former Officers, the remaining management dropped the impact ribbon business product line and also made the decision to outsource the remanufactured toner business in 2003. In January 2003 the Company closed down its manufacturing facility in Pennsauken, New Jersey and moved all inventory and equipment to other locations. At December 31, 2002 the Company wrote down inventories related to the impact ribbons and toner product lines to their estimated fair values (See Note 3 to the financial statements). The Company had an impairment charge on certain fixed assets as a result of closing the manufacturing facility (See Note 4 to the financial statements). In addition the Company had an impairment charge on its goodwill relating to the changes to the impact ribbon and toner product lines (See Note 2 to the financial statements)

         In January, 2003 the three largest creditors of Reink USA filed a petition to force the subsidiary into Chapter 7 under the US Federal Bankruptcy Code. The Company believes that some of the creditors involved with the petition are supplying the new business, which competes directly with the Company, founded by the Former Officers. Reink USA filed a motion to have the petition thrown out since the third creditor withdrew from the filing and also since the counsel for the petitioners withdrew. Subsequently the remaining two creditors provided a new third creditor and amended the filing. This new third creditor also subsequently withdrew and the two remaining creditors found two other creditors and filed an amendment. During March 2003, the subsidiary's motion to convert to a voluntary chapter 11 was accepted by the District of New Jersey, Federal Bankruptcy Court. Reink is controlling the proceedings and Reink USA is preparing a plan of reorganization to submit to the court and the creditors.

         During January through April 2003 the Company issued promissory notes bearing interest at 12% for proceeds of $175,000. These notes are convertible into common shares of the Company at $0.05/share at the note-holders option.

YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO YEAR ENDED DECEMBER 31, 2001

         REVENUES - Total revenues decreased to $7,497,238 for the year ended December 31, 2002, compared to $8,056,458 for the year ended 2001. This decrease was primarily due to the decrease in business during the fourth quarter from the Company's two largest customers.

         GROSS PROFIT - Gross profit increased to $2,591,153 in the year ended 2002 from $2,334,001 for the year ended 2001 as a result of the increase in gross profit margin. Gross profit margin increased in the year ended 2002 from 29% to 35% due to the overall mix of business with higher margin products (bulk ink and inkjet refill kits) making up a higher percentage of the overall sales.

         OPERATING EXPENSES - Operating expenses increased to $4,397,051 in the fiscal year ended 2002 from $3,851,260 in fiscal year ended 2001, which primarily resulted from the impairment of goodwill of $1,010,780 and fixed assets of 391,331 during the fourth quarter, as a result of the Former Officers departures as discussed above offset by a decrease of $526,000 in non cash compensation in 2001 and cost cutting measures throughout the year. Selling, general, and administrative expenses decreased slightly due to the decline in sales.

         NET LOSS - As a result of the above, the Company sustained a net loss of $2,180,125 for the fiscal year ended December 31, 2002 ($0.10 loss per share on 21,652,850 weighted average outstanding shares), compared to a net loss of $1,842,754 for the fiscal year ended December 31, 2001 ($0.09 loss per share on 20,442,850 weighted average outstanding shares).

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its cash requirements primarily through operations, bank borrowings, and sales of its securities to accredited investors. The Company's lending facility is with an asset based lender providing a $1,000,000 facility based on 80% of accounts receivable. The facility allows for an up front fee of 1.25% of the accounts receivable financed and interest at prime plus 4% while the account remains outstanding. The facility is secured by a first lien on all assets of the Company, and is for a term of one (1) year with one (1) year renewal periods. Subsequent to the year-end the Company terminated this facility and had met all obligations under the agreement.

         The Company's sales and operations have been adversely impacted by the departure of certain senior officers andemployees from the Company, the details of which are outlined in throughout this document.

         As of December 31, 2002, the Company had a working capital deficiency of approximately $3,100,000. The Company has no long term debt. The auditor's report on its financial statements included elsewhere herein contains an explanatory paragraph about the Company's ability to continue as a going concern. The Company expects that the growth and expansion of operations will require capital infusions of a minimum of $1,500,000 necessary to fund the purchase of inventory and to meet the Company's working capital needs. During April 2002 the Company borrowed an aggregate of $185,000 of bridge financing which has not been repaid when due. Consequently, the Company is paying a default rate of interest of twenty-five percent (25%) and thirty percent (30%) on these loans. Subsequent to year-end the Company raised an additional $175,000 through the issuance of promissory notes bearing interest at 12%, payable semi-annually and convertible into common stock at $0.05/share.

         On December 31, 2002, the CEO, VP of Finance and one of the production chemists from the Company's R&D facility resigned(the "Former Officers"). Prior to resigning the Former officers dismissed all employees of Reink USA. The Company has commenced legal proceedings against the Former Officers of the Company for actions it believes to be in violation of non-competition and confidentiality clauses within their employment contracts. The Company has also applied for an injunction against a business which the Company believes is being operated by the Former Officers and competes directly with the Company.

         As a result of the departure of the Former Officers, the remaining management dropped the impact ribbon business product line and also made the decision to outsource the remanufactured toner business in 2003. In January 2003 the Company closed down its manufacturing facility in Pennsauken, New Jersey and moved all inventory and equipment to other locations. At December 31, 2002 the Company wrote down inventories related to the impact ribbons and toner product lines to their estimated fair values (See Note 3 to the financial statements). The Company had an impairment charge on certain fixed assets as a result of closing the manufacturing facility (See Note 4 to the financial statements). In addition the Company had an impairment charge on its goodwill relating to the changes to the impact ribbon and toner product lines (See Note 2 to the financial statements)

         In January, 2003 the three largest creditors of Reink USA filed a petition to force the subsidiary into Chapter 7 under the US Federal Bankruptcy Code. The Company believes that some of the creditors involved with the petition are supplying the new business, which competes directly with the Company, founded by the Former Officers. Reink USA filed a motion to have the petition thrown out since the third creditor withdrew from the filing and also since the counsel for the petitioners withdrew. Subsequently the remaining two creditors provided a new third creditor and amended the filing. This new third creditor also subsequently withdrew and the two remaining creditors found two other creditors and filed an amendment. During March 2003, the subsidiary's motion to convert to a voluntary chapter 11 was accepted by the District of New Jersey, Federal Bankruptcy Court. Reink is controlling the proceedings and Reink USA is preparing a plan of reorganization to submit to the court and the creditors.

         There can be no assurances that the Company's plan of reorganization will be accepted and that the Company will be successful in its attempts to generate positive cash flows or raise sufficient capital essential to its survival. To the extent that the Company is unable to generate or raise the necessary operating capital it will become necessary to further curtail or cease operations. Additionally, even if the Company does raise operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable it to develop its business to a level where it will generate profits and positive cash flows. These matters raise substantial doubt about the Company's ability to continue as a going concern

         Except as provided above, the Company has no present commitment that is likely to result in its liquidity increasing or decreasing in any material way. In addition, except as noted above, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in, the Company liquidity increasing or decreasing in any material way. The Company has no material commitments for capital expenditures. The Company knows of no material trends, favorable or unfavorable, in the Registrant's capital resources. All of these factors raise substantial doubt as to whether the Company can continue as a going concern.

         The Company has substantially reduced its overhead and is in the process of negotiating outsourcing of production until the point in time when the economies of scale allow for the production in house. The core competency of ink production remains in the Company and forms the foundation for the Company's strategy going forward. The Company has recently commenced filling orders for some prior customers as well as new customers.

Critical Accounting Policies

         The Securities and Exchange Commission has requested that filers report their critical accounting policies. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods.

         Our financial statements are prepared in accordance with generally accepted accounting principles. Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment for such things as valuing assets, accruing liabilities, and estimates expenses. The following is a list of what we feel are the most critical estimations that we make when preparing our financial statements.

Accounts Receivable - Allowance for Doubtful Accounts
We routinely review our accounts receivable, by customer account aging, to determine the collectibility of the amounts due based on information we receive from the customer, past history, and economic conditions. In doing so, we adjust our allowance accordingly to reflect the cumulative amount that we feel is uncollectible. This estimate may vary from the proceeds that we actually collect. If the estimate is too low we may incur higher bad debt expenses in the future resulting in lower net income. If the estimate is too high, we may experience lower bad debt expense in the future resulting in higher net income.

Fixed Assets - Depreciation
We maintain buildings, machinery and equipment, and furniture and fixtures to operate our business. These assets have extended lives. We estimate the life of individual assets to spread the cost over the expected life. The basis for such estimates is use, technology, required maintenance, and obsolescence. We periodically review these estimates and adjust them if necessary. Nonetheless, if we overestimate the life of an asset(s), at a point in the future, we would have to incur higher depreciation costs and consequently, lower net income. If we underestimate the life of an asset(s) we would absorb too much depreciation in the early years resulting in higher net income in the later years when the asset is still in service.

Goodwill - Intangible Asset Impairment
We have acquired businesses and or a company. The difference between the value of the assets and liabilities required, including transaction costs, and the purchase price is recorded as goodwill. If goodwill is not impaired, it remains as an asset on our balance sheet at the value acquired. If it is impaired we are required to write down the asset to an amount that accurately reflects its carrying value. As discussed the Company has recorded a full impairment of the goodwill therefore no goodwill remains on the Company's balance sheet.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required pursuant to this Item 7 are included in this Form 10-KSB as a separate section commencing on page F-1 and are incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         Feldman Sherb & Co., P.C., a professional corporation of certified public accountants ("Feldman") was the independent auditing firm for the Registrant, for the year ended December 31, 2001 and through the period ended April 17, 2002. Feldman was merged into Grassi & Co. ("Grassi") on April 17, 2002 with Grassi as the successor firm. Except as described in the following sentence, the reports of Feldman or Grassi on the financial statements of Registrant for either of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The report of Feldman on the financial statements of Registrant for the fiscal year ended December 31, 2001 does, however, contain an expression of substantial doubt regarding Registrant's ability to continue as a going concern. In addition, during Registrant's two most recent fiscal years and through May 1, 2003, there was no disagreement with Grassi on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Registrant has requested that Grassi furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements in the 8-K as filed with the SEC. A copy of any response received by Registrant to that request will be promptly filed as an amendment to the Form 8-K, and no later than two business days after received from the Company.

         On May 1, 2003 Marcum & Kliegman LLP ("MKLLP") was engaged as the Company's new independent accountants, commencing with the audit for the year ending December 31, 2002. During the two most recent fiscal years and the interim period preceding the engagement of MKLLP, Registrant had not consulted with MKLLP regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Registrant's financial statements, and neither a written report nor oral advice was provided to the Company by MKLLP that MKLLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a "disagreement" or event identified in response to paragraph (a)(1)(iv) of Item 304, as those terms are used in Item 304(a)(1)(iv) of Regulations S-B and S-K and the related instructions to Item 304 of Regulations S-B and S-K.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         OFFICERS AND DIRECTORS

         The officers and directors of the Company, and further information concerning them, are as follows:

       NAME              AGE                        POSITION
       ----              ---                        --------

Wayne J. Maddever         54     Director, President and Chief Executive Officer

William M. Smith          39     Executive Vice President,
                                 Chief Financial Officer and Director

William E. Gallagher      45     Former President,
                                 Chief Operating Officer and Director

Robert P. Sinatra         46     Former Secretary/Treasurer

         BIOGRAPHICAL DETAILS

         WAYNE J. MADDEVER, PH.D., P. ENG., joined the Company as a Director in October, 2000 and was appointed CEO on January 10, 2003. From January, 1999 until October, 2000, Dr. Maddever was General Manager of Sanden Machine, Ltd., a Cambridge, Ontario, Canada supplier of web offset printing equipment to the forms, direct mail and commercial printing industries. From December, 1996 to January, 1999, Dr. Maddever served as President of Resource Plastics, Inc., the largest recycler of film and rigid plastics in Canada. From May, 1991 to December 1996, Dr. Maddever served as General Manager of MG Canada, a subsidiary of Messen Greishein Gnbh, Germany's largest industrial gas company. Dr. Maddever received is Doctorate in Metallurgical and Materials Science Engineering from the University of Toronto in 1978.

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

         WILLIAM E. GALLAGHER joined the Company in October, 1999, as Chief Operating Officer, President and CEO of Reink USA. In May, 2000, Mr. Gallagher assumed the additional duties as President and CEO of the Company. Mr. Gallagher has served as a Director of the Company since May, 2000. From June 1987 through September 1999, Mr. Gallagher was the principal shareholder and served as President of Assembly Services Unlimited, Inc. d/b/a Wildan Services, a Pennsauken, New Jersey manufacturer of computer and typewriter ribbons and laser toner cartridges. Mr. Gallagher earned a B.A. in Business Management from Rowan University in 1979.

         Mr. Gallagher resigned from the Company December 31, 2002. Prior to resigning Mr. Gallagher was involved in the dismissal of all employees of Reink USA. The Company has commenced legal proceedings against three former officers of the Company, including Mr. Gallagher, for actions it believes to be in violation of non-competition and confidentiality clauses within their employment contracts. The Company has also applied for an injunction against a business which the Company believes is being operated by the former officers and competes directly with the Company.

         ROBERT SINATRA joined the Company in October 1999 as Secretary/Treasurer and assumed additional duties as Vice President of Finance of Reink USA. From June, 1998 through September, 1999, Mr. Sinatra served as controller of Assembly Services Unlimited, Inc. which was purchased by the Company during 1999. From October, 1987 through June, 1999, Mr. Sinatra served as controller of BDP International, Inc., a Philadelphia, Pennsylvania international freight forwarder and customs house broker. Mr. Sinatra secured a B.A. in accounting from Rutgers University in 1978.

         Mr. Sinatra resigned from the Company December 31, 2002. Prior to resigning Mr. Sinatra was involved in the dismissal of all employees of Reink USA. The Company has commenced legal proceedings against three former officers of the Company, including Mr. Sinatra, for actions it believes to be in violation of non-competition and confidentiality clauses within their employment contracts. The Company has also applied for an injunction against a business which the Company believes is being operated by the former officers and competes directly with the Company.

         Directors of the Company serve until the next annual meeting of stockholders of the Company and until their successors are elected and duly qualified. Officers of the Company will be elected annually by the Board of Directors and serve at the discretion of the Board. The Company had in place an employment agreement with its former President and Chief Operating Officer, Mr. Gallagher, and its former Secretary and Treasurer, Mr. Sinatra. (See Item 10 - "Executive Compensation, Employment Agreements".)

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth annual remuneration of the Company's Chief Executive Officer and the Company's three (3) most highly compensated executive officers other than the Chief Executive Officer for the fiscal years ended December 31, 2000, 2001 and 2002.

                                                SUMMARY COMPENSATION TABLE
                                                --------------------------

                                        Annual Compensation                          Long Term Compensation
                         -------------------------------------------   --------------------------------------------------
                                                                                Awards                   Payments
                                                                       -------------------------   ----------------------
                                                                       Restricted   Securities
Name of Individual                                   Other Annual      Stock        Underlying/    LTIP      All Other
and Principal Position   Year    Salary     Bonus    Compensation(1)   Award(s)     Options/SARs   Payouts   Compensation
----------------------   ----    ------     -----    ---------------   ----------   ------------   -------   ------------
William E. Gallagher     2002   $145,886   $15,000       $9,000            -0-           -0-         -0-          -0-
Former President &       2001   $129,808   $15,000       $9,000            -0-           -0-         -0-          -0-
CEO                      2000   $135,000   $15,000       $9,000            -0-           -0-         -0-          -0-


Robert W. Zolg           2002   $ 87,326   $  -0-        $  -0-            -0-           -0-         -0-          -0-
Executive Vice           2001   $ 91,346   $  -0-        $  -0-            -0-           -0-         -0-          -0-
President                2000   $ 95,000   $  -0-        $  -0-            -0-           -0-         -0-          -0-
of Research &
Development (reink
imaging usa ltd.)

Robert P. Sinatra        2002   $100,963   $  -0-        $6,000            -0-           -0-         -0-          -0-
Former  Secretary/       2001   $ 86,539   $  -0-        $6,000         $15,000          -0-         -0-          -0-
Treasurer                2000   $ 90,000   $  -0-        $1,500            -0-           -0-         -0-          -0-

Bradley Garrison(1)      2001   $ 19,946   $ 3,197       $2,250            -0-           -0-         -0-          -0-
Executive Vice           2000   $ 95,000   $23,750       $9,000            -0-           -0-         -0-          -0-
President
of Sales & Marketing

__________

(1) Indicates annual automobile allowance.

         The following tables sets forth information concerning options granted to our officers and directors during the year ended December 31, 2001, pursuant to our Employee Stock Option Plan. No stock appreciation rights ("SAR's") were granted.

                        Percent of
                        Number of         Total Options
                        Shares            Granted to      Exercise
                        Underlying        Employees in    Price       Expiration
 Name of Individual     Options Granted   Fiscal Year     Per Share   Date
 ------------------     ---------------   -------------   ---------   ----------

 William E. Gallagher   50,000            12%             $ 0.25      12/14/2012

 Robert P. Sinatra      50,000            12%             $ 0.25      12/14/2012

 William M. Smith       50,000            12%             $ 0.25      12/14/2012

 Robert W. Zolg         20,000             5%             $ 0.25      12/14/2012

 Wayne J. Maddever      50,000            12%             $ 0.25      12/14/2012

         The following table sets forth information as to Options held by the executive officers named in the Summary Compensation Table:

                                              Number of
                                              Securities          Value of
                                              Underlying          Unexercised
                                              Unexercised         In-the-Money
                                              Options at          at Fiscal
                        Shares                Fiscal Year End     Year End
                        Acquired                   -                   -
                        Upon       Value      Exercisable/        Exercisable/
 Name of Individual     Exercise   Realized   Unexercisable       Unexercisable
 ------------------     --------   --------   -------------       -------------

 William E. Gallagher   N/A        N/A        150,000 / 275,000   0 / 0

 William M. Smith       N/A        N/A        150,000 / 275,000   0 / 0

 Robert P. Sinatra      N/A        N/A        100,000 / 250,000   0 / 0

 Robert Zolg            N/A        N/A        25,000 /57,500      0 / 0

         On December 31, 2002, Mr Gallagher and Mr. Sinatra resigned and subsequent to year-end all of their respective options have expired and have therefore been returned to the pool of options available for employees. Subsequent to year-end the total number of options outstanding is 750,000.

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

         On January 10, 2002 the Company granted 415,000 options with an exercise price of $.25 per share to various employees of the Company. The Board increased the number of options allowed under the plan to a total of 2 million.

         As of December 31, 2002, stock option activity is summarized as follows:

                                          Number of Options            Exercise
 Options                                  and Underlying Shares        Price
 -------                                  ---------------------        -----

 Authorized .............................       2,000,000                 n/a
 Granted ................................       1,717,500              $.67/$.25
 Exercised ..............................             -0-                 n/a
 Cancelled ..............................             -0-                 n/a

 Available for grant at December 31, 2002         282,500                 n/a

         As result of resignations and layoffs subsequent to the year-end, the total number of options outstanding as at May 15, 2003 is 750,000.

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

         Mr. Gallagher resigned from the Company December 31, 2002. Prior to resigning Mr. Gallagher was involved in the dismissal of all employees of Reink USA. The Company has commenced legal proceedings against three former officers of the Company, including Mr. Gallagher, for actions it believes to be in violation of non-competition and confidentiality clauses within their employment contracts. The Company has also applied for an injunction against a business which the Company believes is being operated by the former officers and competes directly with the Company.

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

         Mr. Sinatra resigned from the Company December 31, 2002. Prior to resigning Mr. Sinatra was involved in the dismissal of all employees of Reink USA and left the Company with no employees. The Company has commenced legal proceedings against three former officers of the Company, including Mr. Sinatra, for actions it believes to be in violation of non-competition and confidentiality clauses within their employment contracts. The Company has also applied for an injunction against a business which the Company believes is being operated by the former officers and competes directly with the Company.

The Company executed a consulting contract with an unrelated company to provide the services of Mr. Maddever as CEO of the Company effective January 2003 whereby the company is paid consulting fees of $12,000 per month. This agreement can be terminated by the Company upon 6 months written notice.


The Company executed a consulting and services contract in January 2003 with a company controlled by a shareholder, Manchester Consolidated Corp., to provide the services of various individuals, including but not limited to, Mr. Smith as CFO of the Company, whereby the company is paid consulting fees at least $15,000 up to $35,000 per month depending on the level of work completed. Fees are invoiced monthly on an ongoing basis. The company is not current related to such payments due to it's financial situation. This agreement can be terminated by the Company upon 9 months written notice.

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

                                                SHARES OF COMMON   PERCENTAGE OF
 NAME AND ADDRESS          POSITION             STOCK OWNED(1)     OWNERSHIP
 ----------------          ---------            ----------------   -------------

 Wayne J. Maddever         Director                    39,000           0.2%
 c/o Reink Corp.
 2550 Haddonfield Road
 Pennsauken, NJ 08110

 William M. Smith          Director, and Chief        550,000           2.5%
 c/o Reink Corp.           Financial Officer
 2550 Haddonfield Road
 Pennsauken, NJ 08110

 William E. Gallagher      Former Director,         1,425,000           6.6%
 c/o Reink Corp.           Former President and
 2550 Haddonfield Road     Chief Operating Officer
 Pennsauken, NJ 08110

 Robert Sinatra            Former Secretary           125,000           0.6%
 c/o Reink Corp.           and Treasurer
 2550 Haddonfield Road
 Pennsauken, NJ 08110

 Anthony M. Pallante       Shareholder              3,150,000(2)       14.5%
 c/o Manchester
 Consolidated Corp.
 120 Adelaide Street West
 Suite 2401
 Toronto, Ontario, M5H 1T1

 Thomas J. Irvine          Shareholder              3,149,999(3)       14.5%
 c/o 4C Holdings, Inc.
 21670 Frontenoc Court
 Boca Raton, Fl 33433

 Kiran Patel               Shareholder                487,500(4)        2.3%
 c/o Kiran Patel
  Irrevocable Trust
 10365 S.W. 58th Street
 Miami, Florida 33173

 Anil Patel                Shareholder                487,500(5)        2.3%
 c/o Anil Patel
  Irrevocable Trust
 10365 S.W. 58th Street
 Miami, Florida 33173


 All officers and directors
 as a group (4 persons)                               589,000           2.7%
 __________

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

         4 The shares are issued in the name of Kiran Patel Irrevocable Trust (the "Trust") whose beneficiary is Kiran Patel. Mr. Patel is a shareholder of Reusable Technologies, Inc. through whom the Company has an arrangement to distribute certain products. Additionally, the Trust owns 243,750 Common Stock Purchase Warrants which, if fully exercised, would increase Mr. Patel's security ownership to approximately 3.4% of the Company's issued and outstanding shares. Mr. Patel is the brother of Anil Patel.

         5 The shares are issued in the name of Anil Patel Irrevocable Trust (the "Trust") whose beneficiary is Anil Patel. Mr. Patel is a shareholder of Reusable Technologies, Inc. through whom the Company has an arrangement to distribute certain products. Additionally, the Trust owns 243,750 Common Stock Purchase Warrants which, if fully exercised, would increase Mr. Patel's security ownership to approximately 3.4% of the Company's issued and outstanding shares. Mr. Patel is the brother of Kiran Patel.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

          On December 31, 2002, the CEO, VP of Finance and one of the production chemists from the Company's R&D facility resigned(the "Former Officers"). Prior to resigning the Former officers dismissed all employees of ReinkUSA. The Company has commenced legal proceedings against the Former Officers of the Company for actions it believes to be in violation of non-competition and confidentiality clauses within their employment contracts. The Company has also applied for an injunction against a business which the Company believes is being operated by the Former Officers and competes directly with the Company.

         As a result of the departure of the Former Officers, the remaining management dropped the impact ribbon business product line and also made the decision to outsource the remanufactured toner business in 2003. In January 2003 the Company closed down its manufacturing facility in Pennsauken, New Jersey and moved all inventory and equipment to other locations. At December 31, 2002 the Company wrote down inventories related to the impact ribbons and toner product lines to their estimated fair values (See Note 3 to the financial statements). The Company had an impairment charge on certain fixed assets as a result of closing the manufacturing facility (See Note 4 to the financial statements). In addition the Company had an impairment charge on its goodwill relating to the changes to the impact ribbon and toner product lines (See Note 2 to the financial statements)

In January, 2003 the three largest creditors of Reink USA filed a petition to force the subsidiary into Chapter 7 under the US Federal Bankruptcy Code. The Company believes that some of the creditors involved with the petition are supplying the new business, which competes directly with the Company, founded by the Former Officers. Reink USA filed a motion to have the petition thrown out since the third creditor withdrew from the filing and also since the counsel for the petitioners withdrew. Subsequently the remaining two creditors provided a new third creditor and amended the filing. This new third creditor also subsequently withdrew and the two remaining creditors found two other creditors and filed an amendment. During March 2003, the subsidiary's motion to convert to a voluntary chapter 11 was accepted by the District of New Jersey, Federal Bankruptcy Court. Reink is controlling the proceedings and Reink USA is preparing a plan of reorganization to submit to the court and the creditors.

During January through April 2003 the Company issued promissory notes bearing interest at 12% for proceeds of $ 175,000. These notes are convertible into common shares of the Company at $0.05/share at the note-holders option.

                                    PART III

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      EXHIBITS

(2) Plan and Agreement of Reorganization by Merger of Reink Corp. With and Into Newmarket Strategic Development Corp. Under the Name of Reink Corp.(1)

(3)(i)   Articles of Incorporation and Amendments (1)

(3)(ii)  By-Laws (1)

(9) Agreement for Sale and Purchase of Assets of Assembly Services Unlimited, Inc. d/b/a Wildan Services and Membership Certificates of Brittany LLC and Plan of Reorganization1

(10)(a)  Exclusive Agreement for Distribution of Product (1)

(10)(b)  Employment Agreements: William E. Gallagher 1 Robert Sinatra (1)


(2) During the quarter ended December 31, 2002, and through the date of the filing of this Form 10-KSB, the Company filed three reports on Form 8-K related to a new CEO, the subsidiary's bankruptcy filing and the change of auditors.

ITEM 14. CONTROL AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this report, Reink Corp. ("the Company") carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Chief Executive Officer, and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting the Company to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.
__________

(1) Incorporated by reference to the Company's Form 10 (SEC File No. 0-31040) as filed on February 9, 2001.

                                   SIGNATURES

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350


In connection with the accompanying Annual Report on Form 10-KSB of Reink Corp. for the period ended December 31, 2002, Wayne Maeddever, Chief Executive Officer and William Smith, Chief Financial Officer, hereby certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of our knowledge and belief, that:

(1) Such Annual Report on Form 10-KSB for the period ended December 31, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in such Annual Report on Form 10-KSB for the period ended December 31, 2002, fairly presents, in all material respects, the financial condition and results of operations of Liteglow Industries, Inc.



                                        REINK CORP.


Dated: May 21, 2003                     By: /s/ Wayne J. Maddever
                                            ----------------------------
                                            Wayne J. Maddever, CEO


         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

 Signature                       Capacity                       Date
 ---------                       --------                       ----

 Principal Executive             Chief Executive                May 21, 2003
                                 Officer and Director
 /s/Wayne J. Maddever
 --------------------
 Wayne J. Maddever

 Principal Financial             Executive Vice                 May 21, 2003
 and Accounting Officer          President, Chief
                                 Chief Financial
                                 Officer and Director
 /s/William M. Smith
 -------------------
 William M. Smith

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Reink Corp. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Reink Corp. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reink Corp. and Subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and had a working capital deficiency of approximately $1,900,000 at December 31, 2002. Subsequent to December 31, 2002, the Company has had minimal sales related to events further described in Note 1. In addition, the Company's operating subsidiary, Reink Imaging, USA Ltd., filed for Chapter 11 bankruptcy protection. Management's plans with respect to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                                    /s/ Marcum & Kliegman LLP
                                                    ----------------------------
                                                    Marcum & Kliegman LLP
                                                    Certified Public Accountants
May 20, 2003
New York, New York

                          REINK CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2002


                                     ASSETS

CURRENT ASSETS:
   Cash and Cash Equivalents ....................................   $     6,669
   Accounts Receivable (less allowance for doubtful
      accounts of $136,000) .....................................       246,599
   Inventories ..................................................       343,423
   Building held for resale .....................................       600,000
                                                                    -----------

        TOTAL CURRENT ASSETS ....................................     1,196,691

PROPERTY, PLANT AND EQUIPMENT,net ...............................        90,096

PATENTS, net of accumulated amortization of $23,000 .............        97,000

OTHER ASSETS ....................................................         6,630
                                                                    -----------

                                                                    $ 1,390,417

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts Payable .............................................   $ 1,763,281
   Accrued Expenses (including $227,500 to a related party) .....       502,947
   Due to Financing Company .....................................       118,653
   Notes Payable - Related Party (including accrued
      interest of $63,120) ......................................       483,620
   Notes Payable (including accrued interest of $29,770) ........       214,778
   Mortgage Payable .............................................       600,000
                                                                    -----------
        TOTAL CURRENT LIABILITIES ...............................     3,683,279
                                                                    -----------


STOCKHOLDERS' DEFICIENCY
   Common Stock, $.001 par value,
      100,000,000 shares authorized,
      21,652,850 shares issued and outstanding ..................        21,653
   Additional Paid-In-Capital ...................................     6,285,847
   Accumulated Deficit ..........................................    (8,600,361)
                                                                    -----------
        TOTAL STOCKHOLDERS' DEFICIENCY ..........................    (2,292,861)
                                                                    -----------

                                                                    $ 1,390,417

                 See notes to consolidated financial statements

                           REINK CORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Year ended December 31,
                                                      2002             2001
                                                      ----             ----

REVENUES .....................................    $  7,497,238     $  8,056,458

COST OF GOODS SOLD ...........................       4,906,086        5,722,457
                                                  ------------     ------------
   GROSS PROFIT ..............................       2,591,153        2,334,001
                                                  ------------     ------------

OPERATING EXPENSES
   Selling, general and administrative .......       2,647,154        3,317,136
   Impairment of Goodwill ....................       1,010,780                -
   Write down of fixed assets ................         391,331                -
   Research and development ..................         130,300          168,319
   Depreciation and amortization .............         217,486          365,805
                                                  ------------     ------------
   TOTAL OPERATING EXPENSES ..................       4,397,051        3,851,260
                                                  ------------     ------------

LOSS FROM OPERATIONS .........................      (1,805,898)      (1,517,259)

INTEREST EXPENSE .............................         374,227          325,495
                                                  ------------     ------------

   NET LOSS ..................................    $ (2,180,125)    $ (1,842,754)
                                                  ============     ============

NET LOSS PER SHARE, BASIC AND DILUTED ........    $      (0.10)    $      (0.09)
                                                  ============     ============


WEIGHTED AVERAGE NUMBER OF SHARES ............      21,529,636       20,442,850
                                                  ============     ============

                 See notes to consolidated financial statements

                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                                                   Total
                              Common Stock                          Additional                    Prepaid      Stockholders'
                        -----------------------       Paid-In       Accumulated     Shares to     Fees and         Equity
                          Shares        Amount        Capital         Deficit       be Issued     Services     (Deficiency)
                        ----------     --------     -----------     -----------     ---------     ---------     -----------
Balance -
January 1, 2001 ....... 20,507,850     $ 20,508     $ 5,955,771     $(4,577,482)            -     $(540,000)    $   858,797

  Sale of stock and
    warrants for cash .          -            -               -               -     $ 232,000             -         232,000

  Cancellation of stock
    issued for services   (130,000)        (130)       (103,870)              -             -       104,000               -

  Amortization of stock
    issued for services          -            -               -               -       436,000       436,000               -

  Net loss ............          -            -               -      (1,842,754)            -             -      (1,842,754)

                        ----------     --------     -----------     -----------     ---------     ---------     -----------
Balance -
December 31, 2001 ..... 20,377,850       20,378       5,851,901      (6,420,236)      232,000             -        (315,957)

  Sale of stock and
    warrants for cash .    975,000          975         311,025               -      (232,000)            -          80,000

  Stock issued for
    services ..........    300,000          300          89,700               -             -             -          90,000

  Expense re Warrants
    issued ............          -            -          33,221               -             -             -          33,221

  Net loss ............          -            -               -      (2,180,125)            -             -      (2,180,125)

                        ----------     --------     -----------     -----------     ---------     ---------     -----------
Balance -
December 31, 2002 ..... 21,652,850     $ 21,653     $ 6,285,847     $(8,600,361)    $       -     $       -     $(2,292,861)
                        ==========     ========     ===========     ===========     =========     =========     ===========


                                       See notes to consolidated financial statements

                                                             F-4

                          REINK CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Year ended December 31,
                                                         2002           2001
                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................  $(2,180,125)  $(1,842,754)

  Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depreciation and amortization ...................      217,486       365,805
   Stock issued for services .......................            -        90,000
   Warrants issued in connection with notes payable        33,221
   Amortization of prepaid fees and services .......            -       436,000
   Impairment of goodwill ..........................    1,010,780             -
   Write down of fixed assets ......................      391,331
  Changes in operating assets and liabilities:
   Accounts receivable .............................      474,024       267,263
   Prepaid expenses and other current assets .......        6,730        38,589
   Inventories .....................................      258,123       123,211
   Accrued interest related parties ................            -       108,000
   Accrued expenses ................................      119,810      (105,893)
   Other assets ....................................       (6,330)
   Accounts payable and accrued expenses ...........     (312,246)      685,978
                                                      -----------   -----------
        Total Adjustments ..........................    2,192,929     2,008,953
                                                      -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..........       12,804       166,199
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase write-off of fixed assets ...............      (27,446)     (127,314)
  Purchase of patents ..............................            -      (120,000)
                                                      -----------   -----------
    NET CASH USED IN INVESTING ACTIVITIES ..........      (27,446)     (247,314)
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of Bank Loans ..........................            -        (3,898)
  Proceeds from Bank Borrowings ....................            -      (500,000)
  Repayment of borrowing to financing company ......     (196,613)            -
  Proceeds from factoring agreement ................            -       315,266
  Repayment of Notes Payable - related party .......       43,119             -
  Decrease in due to related party .................     (231,600)       (7,000)
  Decrease in mortgage payable .....................            -        (4,314)
  Proceeds from sales of common stock and warrants .       80,000       232,000
  Proceeds from issuance of note payable ...........      214,778        50,000
  Repayment of capital lease .......................            -       (29,843)
                                                      -----------   -----------
    NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES ..........................      (90,316)       52,211
                                                      -----------   -----------

NET DECREASE IN CASH ...............................     (104,958)      (28,904)

CASH AT BEGINNING OF YEAR ..........................      111,627       140,531
                                                      -----------   -----------
CASH AT END OF YEAR ................................  $     6,669   $   111,627
                                                      ===========   ===========

   Supplementary Disclosure of Cash Flow information

   Cash paid for interest ..........................  $   301,329   $   217,495
   Cash paid for income taxes ......................  $         -   $         -

   Non Cash financing activities - 2002
   Common Stock for payment of accrued liabilities of $90,000.

                 See notes to consolidated financial statements

                          REINK CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDING DECEMBER 31, 2002 AND DECEMBER 31, 2001

1.       ORGANIZATION AND SIGNIFICANT EVENTS

         Reink Corp, Inc. (the "Company" or "Reink") was incorporated in Delaware on March 6, 1999 and, through its wholly owned subsidiaries Reink Imaging USA, Ltd.("Reink USA") and Reink Canada Corp.("Reink Canada"), manufactures bulk ink, toner cartridges for sale to customers as well as ink for use in the manufacturing of ink jet refill kits using a patented method to refill ink jet cartridges and re-manufacture compatible cartridges. The products are sold to both wholesale distributors and retail office supply stores.

         On December 31, 2002, the CEO, VP of Finance and one of the production chemists from the Company's R&D facility resigned(the "Former Officers"). Prior to resigning the Former officers dismissed all employees of the Company's main operating subsidiary, Reink USA. The Company has commenced legal proceedings against the Former Officers of the Company for actions it believes to be in violation of non-competition and confidentiality clauses within their employment contracts. The Company has also applied for an injunction against a business which the Company believes is being operated by the Former Officers and competes directly with the Company.
         As a result of the departure of the Former Officers, the remaining management dropped the impact ribbon business product line and also made the decision to outsource the remanufactured toner business in 2003. In January 2003, the Company closed down its manufacturing facility in Pennsauken, New Jersey and moved all inventory and equipment to other locations. At December 31, 2002 the Company wrote down inventories related to the impact ribbons and toner product lines to their estimated fair values (See Note 3). The Company had an impairment charge on certain fixed assets as a result of closing the manufacturing facility (See Note 4). In addition, the Company had an impairment charge on its goodwill relating to the changes to the impact ribbon and toner product lines (See Note 2)

         In January, 2003 the three largest creditors of Reink USA filed a petition to force the subsidiary into Chapter 7 under the US Federal Bankruptcy Code. The Company believes that some of the creditors involved with the petition are supplying the new business, which competes directly with the Company, founded by the Former Officers. Reink USA filed a motion to have the petition dismissedsince the third creditor withdrew from the filing and also since the counsel for the petitioners withdrew. Subsequently the remaining two creditors provided a new third creditor and amended the filing. This new third creditor also subsequently withdrew and the two remaining creditors found two other creditors and filed an amendment. During March 2003, the subsidiary's motion to convert to a voluntary chapter 11 was accepted by the District of New Jersey, Federal Bankruptcy Court. Reink is controlling the proceedings and Reink USA is preparing a plan of reorganization to submit to the court and the creditors. Substantially all of the assets except for the real estate held for sale and liabilities except for real estate mortgage of $600,000, are assets and liabilities which are part of the Chapter 11 filing.

         The Company has incurred losses of approximately $2,200,000 and $1,800,000 for the years ended December 31, 2002 and 2001, respectively, and at December 31, 2002, had a working capital deficiency of approximately $2,500,000. The Company expects that the growth and expansion of operations will require capital infusions of a minimum of $1,000,000 necessary to fund the purchase of inventory and to meet the Company's working capital needs. Subsequent to year-end the Company raised an additional $175,000 through the issuance of promissory notes bearing interest at 12%, payable semi-annually and convertible into common stock at $0.05/share.

         The recovery of assets and continuation of future operations are dependent upon the Company's ability to execute its plan of reorganization, to obtain additional debt or equity financing, and its ability to generate revenues sufficient to fund its operations. There can be no assurances that the Company's plan of reorganization will be accepted and that the Company will be successful in its attempts to generate positive cash flows or raise sufficient capital essential to its survival. To the extent that the Company is unable to generate or raise the necessary operating capital it will become necessary to further curtail or cease operations. Additionally, even if the Company does raise operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable it to develop its business to a level where it will generate profits and positive cash flows. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES 2.

         a) Principals of consolidation - The consolidated financial statements include the accounts of the Company and its wholly own subsidiaries, Reink USA, Reink CA, and Brittany LLC. All material intercompany transactions have been eliminated.

         b) Patents - The patents are being amortized over their remaining useful life of ten years.

         c) Accounting estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         d) Inventories - Inventories are recorded at the lower of cost or market. Cost is determined using the first-in first-out method.

         e) Concentration of credit risk - The Company extends credit to customers which results in accounts receivable arising from its normal business activities. The Company does not require collateral or other security to support financial instruments subject to credit risk. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of the customers believes that its accounts receivable credit risk exposure is limited.

         f) Property and Equipment - Property and equipment is stated at cost. Maintenance and repairs are charged to expense as incurred, costs of major additions and betterments are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income.

         g) Depreciation and amortization - Depreciation is provided for using the straight-line method over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the estimated useful lives of the assets or the length of the related leases.

         h) Goodwill - Goodwill arose on the acquisition of the impact ribbon and remanufactured toner product lines during 1999 and was being amortized on a straight-line basis over 15 years through December 31, 2001. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets", which is effective for the Company in 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. On January 1, 2002, the Company adopted SFAS 142 and accordingly performed a transitional goodwill impairment test within the required six months from adoption date. Based upon the test performed, the Company deemed that there was no impairment of goodwill. As discussed in Note 1 goodwill represented value attributed to these two product lines. In addition the Company closed down its manufacturing facility in Pennsauken, New Jersey and moved all inventory and equipment to other locations. Due to these changes as at December 31, 2002 the Company deemed the goodwill to be impaired and accordingly has recorded an impairment charge of $1,010,780.

                                                        For the year ended
                                                            December 31,
                                                        2002           2001
                                                        ----           ----

         Reported net loss ........................ $ (2,180,125)  $ (1,842,754)
         Goodwill amortization .................... $          -   $    132,000
                                                    ------------   ------------

         Adjusted net loss ........................ $ (2,180,125)  $ (1,710,754)
                                                    ============   ============

         Net loss per share - basic and undiluted . $      (0.10)  $      (0.09)
         Goodwill amortization .................... $          -   $       0.01
                                                    ------------   ------------

         Adjusted net loss oer common share ....... $      (0.10)  $      (0.08)
                                                    ============   ============

         Weighted-average common shares outstanding
         - basic and undiluted ....................   21,529,636     20,442,850


         i) Fair value of financial instruments - The Company's financial instruments include cash, accounts receivable and accounts payable. Due to the short-term nature of these instruments, the fair value of these instruments approximates their recorded value. The Company has long-term debt, which it believes is stated at estimated fair market value.

         j) Stock based compensation - As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including "Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                December 31, December 31,
                                                   2002          2001
                                                 ---------    ---------

         Net loss as reported ...............    2,180,125    1,842,754

         Less: stock-based employee
         compensation expense determined
         Under fair value-based methods
         for all awards .....................      149,400       19,000
                                                 ---------    ---------

             Pro forma loss .................    2,329,525    1,861,754
                                                 =========    =========

         Pro forma Information
         ---------------------

         Pro forma information regarding net income is required by SFAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model to be $0.36 per share with the following weighted-average assumptions for the fifty-two weeks ended December 31, 2002:

         Assumptions
         -----------

         Risk-free rate ...............................     1.81%       5.7%
         Dividend yield ...............................        0%         0%
         Volatility factor of the expected market
         price of the Company's Common Stock ..........      298%       224%
         Average life .................................  10 years   10 years


         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

         k) Earnings Per Share - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ( "EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The Company's outstanding options and warrants are not reflected in diluted earnings per share, because their effects would be antidilutive. Accordingly, basic and diluted earnings per share are identical.

         l) Income taxes - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of such deferred tax asset.

         m) Revenue recognition - Income from sales of goods is recognized when the orders are completed and shipped, provided that collection of the resulting receivable is reasonably assured. Substantially all of the Company's goods are shipped F.O.B. shipping point. Amounts billed to customers are recorded as sales while the shipping costs are included in cost of sales.

         The Company purchases raw materials from a supplier, which are manufactured into finished goods and sold back to such supplier as well as to other customers. The Company can, and does, purchase the raw material from other suppliers. Pursuant to Emerging Issues Task Force No. 99-19, "Reporting Revenue Gross as Principal Versus Net as Agent", the Company recorded the sale to, and purchases from this supplier on a gross basis. The Company (i) has a risk of loss associated with the raw materials purchased, (ii) converts the raw material into a finished product based upon Company developed specifications, (iii) has other sources of supply of the raw material, and (iv) has credit risk related to the sale of such product to the supplier. For the years ended December 31, 2002 and 2001, the Company purchased raw materials from the supplier totaling $ 665,970 and $ 212,361 respectively and sold finished goods to such supplier totaling $ 634,985 and 338,275 respectively during the years ended December 31, 2002 and 2001, respectively.

         n) Research and development - Research and development expenditures are charged to operations as incurred. o) New accounting pronouncements -

                  i.) In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but sets forth new criteria for asset classification and broadens the scope of qualifying discontinued operations. On January 1, 2002, the Company implemented SFAS No. 144 and there was no impact to the Company's financial statements.

                  ii.) On April 30, 2002, FASB issued SFAS 145, "Rescission of SFAS Statements No. 4, 44 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections". SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002. The adoption of this standard is expected to have no impact to the Company.

                  iii.) Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently reviewing SFAS 146 to determine the impact upon adoption.

                  iv.) In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002. Adoption of the disclosure requirements were effective for interim and annual periods ending after December 15, 2002 and did not have a significant impact on the consolidated financial statements of the Company. The Company does not expect the adoption of the initial recognition requirements of FIN 45 to have a significant impact on its consolidated financial position or results of operations.

                  v.) In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its consolidated results of operations and financial condition.

3.       INVENTORIES

         Inventories consist of the following at December 31, 2002:


         Raw Materials .............................           $292,351
         Finished goods ............................             51,070
                                                               --------
                                                               $343,423
                                                               ========

         As discussed in Note 1, during the fourth quarter, management eliminated the impact ribbon and outsourced the remanufactured toner product lines. In addition, the Company closed its manufacturing facility in New Jersey and moved inventories to a warehouse in Pennsylvania. Accordingly the Company wrote down $ 433,000 of inventory and have recorded an inventory reserve of $ 167,000. Certain obsolete packaging inventory, which had been written off in a prior period, was abandoned when the Company moved the inventory from the manufacturing facility in New Jersey to a warehouse in Pennsylvania. The above numbers for inventory are net of this and all applicable reserves.

4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 2002:

                                                   Estimated
                                                  Useful life
                                                  -----------

         Computers and software ................    5 years    $ 27,237

         Machinery and equipment ...............    7 years     318,406
                                                               --------
                                                                345,643

         Less accumulated depreciation .........                255,546
                                                               --------
                                                               $ 90,097
                                                               ========

         The Company has written down the land and building related to its New Jersey location to $600,000 which equals the mortgage outstanding on the property, which is classified as building available for sale. The Company has vacated the premises, turned it over to the mortgage holder and is in the process of completing a transfer of the deed in lieu of foreclosure. Once this is complete the land and building, and the corresponding mortgage of $600,000, will be removed from the books. A net loss of $391,331 has been recorded during the year ended December 31, 2002to reflect the write down on the land, building and equipment related to the New Jersey facility.

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

6.       NOTES PAYABLE

         In April 2002, the Company received an aggregate of $185,000 of bridge financing of which $125,000, $50,000 and $10,000 was due on June 2, 2002, June 24, 2002 and July 1, 2002, respectively. In consideration of the loans, the Company issued an aggregate of 103,600 warrants exercisable anytime over a period ranging from three to five years to purchase one share of common stock for each warrant at $0.50 per share. The Company recorded a charge of approximately $33,000 related to the issuance of such warrants recording the expense as a cost of financing. The aforementioned loans bear interest ranging from twenty-five percent (25%) to thirty percent (30%) per annum which commenced on the due date of the loans and continues since the loans have not yet been repaid.

7.       DUE TO FINANCING COMPANY

         On December 19, 2001, the Company entered into an agreement to obtain $1,000,000 from an asset-based lender, by selling and assigning its accounts receivable on a recourse basis. Under the terms of the agreement, the asset-based lender will advance 80% of eligible accounts receivables to the Company, withholding the remaining 20% as a reserve against charge-backs or other fees due the lender. Such reserve will be returned to the Company when all obligations are satisfied. In addition, the Company will pay a fee of 1.25% of each advance and 1.5% plus the higher of 5.5% or the prime rate for as long as the advance is outstanding. The agreement also indicates that the Company must assign a minimum of $500,000 per month, or $6,000,000 over a year of eligible receivables. In the event that the Company fails to meet such monthly or annual amounts or terminates the agreement prior to assigning $6,000,000, the Company must pay an additional fee equal to 1.25% of the difference between such amount and the eligible amount assigned. As of December 31, 2002, the Company assigned $115,797 and had been advanced $89,858, net of $2,780 of reserves. Subsequent to year-end the Company terminated the agreement and had satisfied all criteria for termination on April 8, 2003.

8.       RELATED PARTY TRANSACTIONS

         a.       NOTES PAYABLE RELATED PARTIES

         (i). The Company received advances from a shareholder aggregating $220,000 in December 2000 and January 2001. The borrowings are due on demand and bear interest at 3% per month. In exchange for a decrease in the interest rate down to 14% the Company agreed to provide security for the entire loan. The balance at December 31, 2002, including interest, is $351,120.

         (ii). On October 1, 1999, the Company purchased the membership certificates of Brittany, a limited liability company that owns the Company's New Jersey location, from the former shareholder of Assembly Services Unlimited, Inc. The purchase price was $250,000 payable in 12 monthly installments of $20,833. On May 26, 2000, the payment terms were amended whereby the Company's obligations would be repaid by January 1, 2001. In addition, on May 26, 2000, the Company issued 300,000 shares of common stock related to the former shareholder's agreement to modify the payment terms and recorded a charge to operations of $350,000. The balance on the note at December 31, 2002 is $132,500, including an interest charge of $20,000 as a fee for the delays in payment. The Company has commenced litigation with the Former Officers related to violation of non-competition and confidentiality issues within their contracts.

         b.       CONSULTING FEES

                  The Company expensed approximately $225,000 and $150,000 for the years ended December 31, 2002 and 2001, respectively, for consulting fees to a company, 100% owned by a shareholder for various financial and corporate services. The agreement provides for up to $30,000 per month (based on invoicing for each period).

9.       MORTGAGE PAYABLE

         In connection with the purchase of Brittany, the Company, through a wholly owned Limited Liability Company, assumed a mortgage bearing interest at a rate of 14% per annum. The mortgage required monthly payments of interest only of $7,400 until December 31, 2001 when a balloon principal payment of $600,000 was due. The mortgagor extended the mortgage until June 30, 2002 in return for payments of $7,400 per month from January to March, 2002 and $8,000 per month from April to June, 2002. During July 1, 2002 to December 31, 2002 no payments were made on the mortgage. As discussed in note 1 and note 3, the Company has written down the land and building related to its New Jersey location to $600,000 which equals the mortgage outstanding on the property. In February 2002 the Company vacated the premises, and returned control to the mortgage holder and is in the process of completing a transfer of the deed in lieu of foreclosure. Once this is complete the land and building, and the corresponding mortgage of $600,000, will be removed from the books.

10.      STOCKHOLDERS DEFICIENCY

         STOCK ISSUED FOR SERVICES

         In April, 2002, the Company issued 300,000 shares of common stock, valued at $0.30 per share, to two officers of the Company for past services rendered valued at $90,000.

         PRIVATE PLACEMENTS

         In October 2001, the Company signed an agreement to issue 1,000,000 restricted shares of common stock and 500,000 warrants, exercisable at $.32 per share to an unrelated party for $320,000, payable in three monthly payments, with the first payment being the date of the agreement. The agreement was subsequently modified where 975,000 shares and 487,500 warrants to be to be issued for payments totaling $312,000. $232,000 was received prior to December 31, 2001 with the balance of $80,000 received in January, 2002. The Company issued the warrants, which vest one year from the date of issuance and expire in five years. The stock certificates were issued during 2002, however, for December 31, 2001, 725,000 shares, based on the proceeds received, were included in the accompanying financial statements as "Common Shares to be Issued".

11.      STOCK OPTIONS

         On May 26, 2000, the Company's Board of Directors approved the grant of 1,252,500 stock options to various employees. The options had an exercise price of $.67 per share and vest over a period of three years. On December 14, 2001, the Company's Board of Directors approved the grant of 50,000 stock options to one of its officers.During the year ended December 31, 2002 a total of 415,500 options were granted to various officers and employees under the plan.

         For disclosure purposes the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the years ended December 31, 2002 and 2001: (i) annual dividends of $0.00, (ii) expected volatility of 298% and 224%, respectively, (iii) risk-free interest rate of 1.81% and 5.7%, respectively, and (iv) expected option lives of five years in each year. The weighted average fair value of the stock options granted for the years ended December 31, 2002 and 2001 was $0.36 and $0.38 per share, respectively.

         The following table summarizes the changes in options and warrants outstanding and the related exercise prices for the shares of the Company common stock:

                           Stock Options Under Plans                               Warrants
                 ----------------------------------------------  ---------------------------------------------
                                        Weighted                                        Weighted
                             Weighted    Average                            Weighted     Average
                             Average    Remaining                           Average     Remaining
                             Exercise  Contractual                          Exercise   Contractual
                   Shares      Price       life     Exercisable   Shares      Price        life     Exercisable
                 ----------  --------  -----------  -----------  ---------  --------  ------------  -----------
Outstanding at
January 1, 2001   1,252,500     .67     8.6 years     417,500      937,500     $.98      2.8 years      937,500
   Granted           50,000    $.25     9.0 years     434,167      487,500      .32        4 years      487,500
                 ----------  --------  -----------  -----------  ---------  --------  ------------  -----------
Outstanding at
January 1, 2002   1,302,500     .65     8.6 years     851,667    1,425,500      .76      4.1 years    1,425,000
   Granted          415,000     .25       9 years           -      103,600      .50      4.5 years      103,600
                 ----------  --------  -----------  -----------  ---------  --------  ------------  -----------
Outstanding at
December 31, 2002 1,717,500    $.56     8.6 years     851,667    1,528,600     $.74      4.1 years    1,528,600
                 ==========  ========  ===========  ===========  =========  ========  ============  ===========

12.      SIGNIFICANT CUSTOMERS AND VENDORS

         On January 3, 2001, the Company entered into an exclusive distribution agreement with a company for the sale of certain products. The agreement is for an initial period of two years and provides the distributor the option to extend the agreement for two additional two year renewal periods if the distributor has achieved certain minimum sales levels. The Company is currently in negotiations to renew this agreement. Sales to such distributor represented approximately 20% of the Company's sales during the year ended December 31, 2002, and 31% during the year ended December 31, 2001.

         Two other customers represented 20% and 12% of sales, respectively, for the year ended December 31, 2002, and 9% and 7% during the year ended December 31, 2001. The Company's two largest vendors represented approximately 25% and 7% of purchases for the year ended December 31, 2002, and 37% and 10% during the year ended December 31, 2001 .

         At December 31, 2002 the aggregate accounts receivable balance of such customers is $104,740, and the aggregate accounts payable balance of such vendors is $984,521

13.      INCOME TAXES

         The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

         At December 31, 2002, the Company has net operating loss carry-forwards of approximately $7,500,000 which expire through 2022. Pursuant to
         Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited. Based on this and the fact that the Company has generated operating losses through December 31, 2002, the deferred tax asset of approximately $3,000,000 has been offset by a valuation allowance of $3,000,000. The change in the valuation allowance during the year ended December 31, 2002 was approximately $870,000.

14.      COMMITMENTS AND CONTINGENCIES

         Operating leases

         The Company owned a production facility in New Jersey which subsequent to year-end was turned over to the mortgage holder under a deed in lieu of foreclosure. Subsequent to the year-end the Company's administrative operations were moved to Mississauga, Ontario. The Company leases additional sales offices and/or warehouse facilities in Croydon, P.A. and Tennessee.

         Total rent expense for the year ended December 31, 2002 and 2000 was $89,019 and $94,440, respectively.

         The Company's facility in Tennessee is leased for a five year term starting September, 1999, for $4,690 per month and contains a renewal option at September 2004 for an additional five year term at $ 5,450 per month.

         Future minimum rental payments under non-cancelable leases as of December 31, 2002 are as follows:

                          Years ended          Amounts
                          -----------          -------
                             2003               56,280
                             2004               42,210
                                               -------
                                               $98,490
                                               =======

         Employment agreements

         The Company entered into employment agreements with two officers, commencing October 1, 1999. Annual aggregate payments amounted to $225,000 and were for a period of three years. The two officers resigned from the Company on December 31, 2002 and subsequent to the year-end the Company commenced litigation against the Former Officers for violation of their non-competition and confidentiality clauses within each of their respective contracts.

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

15.      ENVIRONMENTAL PROTECTION AGENCY ADMINISTRATIVE ACTION

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

16.      LITIGATION

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

17.      SUBSEQUENT EVENTS

         In January, 2003 the three largest creditors of Reink USA filed a petition to force the subsidiary into Chapter 7 under the US Federal Bankruptcy Code. The Company believes that some of the creditors involved with the petition are supplying the new business, which competes directly with the Company, founded by the Former Officers. The Reink USA filed a motion to have the petition thrown out since the third creditor withdrew from the filing and also the counsel for the petition withdrew. Subsequently the remaining two creditors provided a new third creditor and amended the filing. This new third creditor also subsequently withdrew and the two remaining creditors found two other creditors and filed an amendment. During March 2003 the subsidiary's motion to convert to a voluntary chapter 11 was accepted by the District of New Jersey, Federal Bankruptcy Court. Reink is controlling the proceedings and the is preparing a plan of reorganization to submit to the court and the creditors.

         During January through March 2003 the Company issued promissory notes bearing interest at 12% for proceeds of $ 165,000. These notes are convertible into common shares of the Company at $0.05/share at the note holders option.

                                 CERTIFICATIONS

I, Wayne Maeddever, Chief Executive Officer Reink Corp., hereby certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Reink Corp.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

(c) presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

(5) I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

1. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

2. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 21, 2003                   By: /s/ Wayne J. Maddever
                                          ----------------------
                                          Wayne J. Maddever, CEO