Form 10QSB
period 2003-03-31
REINK CORP
filed 2003-06-20
CIK 1103544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________


                         COMMISSION FILE NUMBER 0-25413


                                   REINK CORP.
                                   -----------
        (Exact name of Small Business Issuer as Specified in its Charter)


                 DELAWARE                                    65-0602729
                 --------                                    ----------
       (State or Other Jurisdiction                        (IRS Employer
     of Incorporation or Organization)                  Identification No.)


               5130 Creekbank Road, Mississauga, Ontario, L4W 2G2
               --------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (905) 206-1604
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


          Check whether the issuer (1), has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes _X_      No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of June 15, 2003 the Registrant had 21,652,850 shares of Common Stock outstanding.


            Transmittal Small Business Disclosure Format (check one)

                              Yes ___      No _X_

                                   REINK CORP.
                                   FORM 10-QSB
                      For the Quarter Ended March 31, 2003


                                     Index                                 Page
                                                                          Number
                                                                          ------

PART I    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Item 1    Condensed Balance Sheet at March 31, 2003 ...........................3

          Condensed Statements of Operations for the three month
               periods ended March 31, 2003 and March 31, 2002 ................4

          Condensed Statements of Cash Flows for the three month
               periods ended March 31, 2003 and March 31, 2002 ................5

          Notes to Condensed Consolidated Financial Statements ............6 - 9

Item 2    Management's Discussion and Analysis or Plan of Operation .....10 - 11


PART II   OTHER INFORMATION

Item 1    Legal Proceedings ..................................................12

Item 2    Changes in Securities ..............................................12

Item 3    Defaults Upon Senior Securities ....................................12

Item 4    Submission of Matters to a Vote of Security Holders ................12

Item 5    Other Information ..................................................12

Item 6    Exhibits and Reports on Form 8-K ...................................12


SIGNATURES ...................................................................13

CERTIFICATIONS ..........................................................14 - 15

                           REINK CORP AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (unaudited)

                                     ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents .....................................   $    54,394
  Accounts Receivable (less allowance for
     doubtful accounts of $100,000) .............................        98,622
  Inventories ...................................................       313,828
  Building held for resale ......................................       600,000
                                                                    -----------

          TOTAL CURRENT ASSETS ..................................     1,066,844

PROPERTY, PLANT AND EQUIPMENT, (net of accumulated
  depreciation of $ 258,936) ....................................        65,329

PATENTS, net of accumulated amortization of $27,000 .............        93,000

Other Assets ....................................................         6,630
                                                                    -----------

                                                                    $ 1,231,803
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts Payable ..............................................   $ 1,710,465
  Accrued Expenses (including $240,000 to a related party) ......       561,497
  Notes Payable - Related Party (including
     accrued interest of $79,000) ...............................       499,460
  Notes Payable (including accrued interest of $30,000) .........       379,903
  Mortgage Payable ..............................................       600,000
                                                                    -----------

          TOTAL CURRENT LIABILITIES .............................     3,751,325
                                                                    -----------

STOCKHOLDERS' DEFICIENCY
  Common Stock, $.001 par value,
     100,000,000 shares authorized,
     21,652,850 shares issued and outstanding ...................        21,653
  Additional Paid-In-Capital ....................................     6,285,847
  Accumulated Deficit ...........................................    (8,827,022)
                                                                    -----------

          TOTAL STOCKHOLDERS' DEFICIENCY ........................    (2,519,522)
                                                                    -----------

                                                                    $ 1,231,803
                                                                    ===========

            See notes to condensed consolidated financial statements

                           REINK CORP AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                      --------------------------
                                                          2003           2002
                                                          ----           ----

REVENUES ............................................ $     65,413   $ 2,139,604

COST OF GOODS SOLD ..................................       29,594     1,397,990
                                                      ------------   -----------
     GROSS PROFIT ...................................       35,819       741,614
                                                      ------------   -----------

OPERATING EXPENSES
     Selling, general and administrative ............      221,597       596,466
     Research and development .......................            -        23,783
     Depreciation and amortization ..................        7,390        62,250
                                                      ------------   -----------

          TOTAL OPERATING EXPENSES ..................      228,987       682,499
                                                      ------------   -----------

INCOME (LOSS) FROM OPERATIONS .......................     (193,168)       59,115

INTEREST EXPENSE ....................................       33,493        46,213
                                                      ------------   -----------

          NET INCOME (LOSS) ......................... $   (226,661)  $    12,902
                                                      ============   ===========

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED ...... $      (0.01)  $      0.00
                                                      ============   ===========


WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION   21,652,850    20,377,850
                                                      ============   ===========

            See notes to condensed consolidated financial statements

                               REINK CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)

                                                            Three months ended
                                                                 March 31,
                                                          ----------------------
                                                             2003        2002
                                                             ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income ....................................  $(226,661)  $  12,902
                                                          ---------   ---------

  Adjustments to reconcile net (loss) income
   to net cash used in operating activities:
     Depreciation and amortization .....................      7,390      62,250
     Accrued interest on notes payable .................     15,965           -
     Changes in operating assets and liabilities:
        Accounts receivable ............................    147,977        (634)
        Prepaid expenses and other current assets ......     (5,000)
        Inventories ....................................     29,595    (133,815)
        Accrued expenses ...............................     58,552           -
        Accounts payable and accrued expenses ..........    (52,818)     53,127
                                                          ---------   ---------

        Total Adjustments ..............................    206,661     (24,072)
                                                          ---------   ---------

NET CASH USED IN OPERATING ACTIVITIES ..................    (20,000)    (11,170)
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds on sale of fixed assets .....................     22,000           -
  Purchase of fixed assets .............................       (623)    (14,940)
                                                          ---------   ---------

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     21,377     (14,940)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of borrowing to financing company ..........   (118,652)    (36,519)
  Proceeds from sales of common stock and warrants .....          -      80,000
  Proceeds from issuance of note payable ...............    165,000           -

                                                          ---------   ---------

     NET CASH PROVIDED BY FINANCING ACTIVITIES .........     46,348      43,481
                                                          ---------   ---------

NET INCREASE  IN CASH ..................................     47,725      17,371

CASH AT BEGINNING OF YEAR ..............................      6,669     111,626
                                                          ---------   ---------

CASH AT END OF PERIOD ..................................  $  54,394   $ 128,997
                                                          =========   =========

            See notes to condensed consolidated financial statements

                          REINK CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (unaudited)

1. ORGANIZATION AND SIGNIFICANT EVENTS

Reink Corp, Inc. (the "Company" or "Reink") was incorporated in Delaware on March 6, 1999 and, through its wholly owned subsidiaries Reink Imaging USA, Ltd. ("Reink USA") and Reink Canada Corp. ("Reink Canada"), manufactures bulk ink, toner cartridges for sale to customers as well as ink for use in the manufacturing of ink jet refill kits using a patented method to refill ink jet cartridges and re-manufacture compatible cartridges. The products are sold to both wholesale distributors and retail office supply stores.

On December 31, 2002, the CEO, VP of Finance and one of the production chemists from the Company's R&D facility resigned (the "Former Officers"). Prior to resigning the Former officers dismissed all employees of the Company's main operating subsidiary, Reink USA. The Company has commenced legal proceedings against the Former Officers of the Company for actions it believes to be in violation of non-competition and confidentiality clauses within their employment contracts. The Company has also applied for an injunction against a business, which the Company believes, is being operated by the Former Officers and competes directly with the Company.

As a result of the departure of the Former Officers, the remaining management dropped the impact ribbon business product line and also made the decision to outsource the remanufactured toner business in 2003. In January 2003, the Company closed down its manufacturing facility in Pennsauken, New Jersey and moved all inventory and equipment to other locations. At December 31, 2002 the Company wrote down inventories related to the impact ribbons and toner product lines to their estimated fair values. The Company had an impairment charge on certain fixed assets as a result of closing the manufacturing facility. In addition, the Company had an impairment charge on its goodwill relating to the changes to the impact ribbon and toner product lines.

In January 2003 the three largest creditors of Reink USA filed a petition to force the subsidiary into Chapter 7 under the US Federal Bankruptcy Code. The Company believes that some of the creditors involved with the petition are supplying the new business, which competes directly with the Company, founded by the Former Officers. Reink USA filed a motion to have the petition dismissed since the third creditor withdrew from the filing and also since the counsel for the petitioners withdrew. Subsequently the remaining two creditors provided a new third creditor and amended the filing. This new third creditor also subsequently withdrew and the two remaining creditors found two other creditors and filed an amendment. During March 2003, the subsidiary's motion to convert to a voluntary chapter 11 was accepted by the District of New Jersey, Federal Bankruptcy Court. Reink is controlling the proceedings and Reink USA is preparing a plan of reorganization to submit to the court and the creditors. Substantially all of the assets except for the real estate held for sale and liabilities except for real estate mortgage of $600,000, are assets and liabilities, which are part of the Chapter 11, filing.

The Company has incurred recurring losses and has a working capital deficiency, at March 31, 2003, of approximately $2,700,000. The Company expects that the growth and expansion of operations will require capital infusions of a minimum of $1,500,000 necessary to fund the purchase of inventory and to meet the Company's working capital needs. During the three months ended March 31, 2003 the Company raised an additional $165,000 through the issuance of promissory notes bearing interest at 12%, payable semi-annually and convertible into common stock at $0.05/share.

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes included on Form 10-KSB for the year ended December 31, 2002.

3. RECENT ACCOUNTING PRONOUNCEMENTS

As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including "Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                           March 31,
                                                        2003       2002
                                                        ----       ----

         Net (loss) income as reported .............  (226,661)   12,902

         Less: stock-based employee
         compensation expense determined
         Under fair value-based methods
         for all awards ............................         -   (37,350)
                                                      --------   -------

         Pro forma loss ............................  (226,661)  (24,448)
                                                      ========   =======

         Pro forma loss per share- Basic and diluted     (0.01)    (0.00)
                                                      ========   =======

         Pro forma Information
         ---------------------

         Pro forma information regarding net income is required by SFAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for the 2002 options was estimated at the date of grant using a Black-Scholes option-pricing model to be $0.36 per share with the following weighted-average assumptions for the fifty-two weeks ended December 31, 2002:

                  Assumptions
                  -----------

                  Risk-free rate ...............................     1.81%
                  Dividend yield ...............................        0%
                  Volatility factor of the expected market
                  price of the Company's Common Stock ..........      298%
                  Average life .................................  10 years

No options were granted during the three month period ended March 31,2003 and no amortization is applicable in the same period therefore there is no pro forma expense presented in this period.

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

In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company is currently assessing the financial impact of adopting FAS 149 in fiscal year 2003.

On May 15, 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 affects the issuer's accounting for three types of freestanding financial instruments.

     * Mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets.

     * Instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; includes put options and forward purchase contracts.

     * Obligations that can be settled with shares, the monetary value of which is fixed, tied solely or * predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares.

SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet completed its analysis of SFAS 150; however, it believes that it is currently substantially in compliance with the requirements of SFAS 150.

4. COMMITMENTS AND CONTINGENCIES

Payroll tax liability

The Company's former subsidiary, Renewable Resources, Inc. ("Renewable"), was delinquent at certain times in 1998 in the payment of its payroll taxes. This resulted in an aggregate amount payable as of December 31, 1999 of approximately $200,000. Renewable is pursuing a repayment schedule with the Internal Revenue Service. All payments from the Company to Renewable have been designated to be applied against such payroll obligations. The Company may be obligated for any unpaid payroll taxes.

As a result of an acquisition, the Company was delinquent with respect to Federal and State payroll taxes prior to 1999 which amounted to approximately $210,000, including penalties and interest. During March 2000, the Company settled all past due liabilities and received tax clearance from the Internal Revenue Service. Although the Company satisfied all judgements with the State of New Jersey, they have yet to receive tax clearance from state authorities. During July 2000, the Company received a notice of adjustment from the Internal Revenue Service for an additional $37,923 of past due Federal Unemployment Taxes. The Company is seeking an abatement of this amount based on similar circumstances that were presented with the tax liability that was settled in March 2000.

LITIGATION

Former Officers
On December 31, 2002, the CEO and VP of Finance of the Company resigned. In addition, on the same date, one of the production chemists from the Company's R&D facility also resigned. Prior to resigning, these three officers dismissed all employees of Reink USA, and left the Company with no employees. The Company has commenced legal proceedings against the three former officers of the Company for actions it believes to be in violation of non-competition and confidentiality clauses within their employment contracts. The Company has also applied for an injunction against a business which the Company believes is being operated by the former officers and competes directly with the Company.

BANKRUPTCY PROCEEDINGS
In January, 2003 the three largest creditors of Reink USA filed a petition to force the subsidiary into Chapter 7 under the US Federal Bankruptcy Act. The Company believes that some of the creditors involved with the petition are supplying the new business, which competes directly with the Company, founded by the Company's former CEO and VP of Finance. Reink USA filed a motion to have the petition dismissed since the third creditor withdrew from the filing and also since the counsel for the petitioners withdrew. Subsequently the remaining two creditors provided a new third creditor and amended the filing. This new third creditor also subsequently withdrew and the two remaining creditors found two other creditors and filed an amendment. During March 2003, the subsidiary's motion to convert to a voluntary chapter 11 was accepted by the District of New Jersey, Federal Bankruptcy Court. Reink Corp. is controlling the proceedings and Reink USA is preparing a plan of reorganization to submit to the court and the creditors. There can be no assurances that the plan will be successful.

Environmental Protection Agency Administration Action

Upon acquiring Renewable Resources, the Company assumed the defense of an administrative complaint that the United States Environmental Protection Agency ("USEPA") had filed against Renewable Resources in October 1999, alleging that the disposal of certain ink products into a septic system was a violation of the Clean Water Act. The Company and USEPA are currently engaged in negotiations regarding the actions. A reserve of $8,000 has been accrued based upon such negotiations; however, the ultimate resolution of this matter cannot be determined at this time.

5. NOTES PAYABLE AND DUE TO FINANCING COMPANY

During the three months ended March 31, 2003 the Company issued promissory notes bearing interest at 12% for aggregate proceeds of $ 165,000. These notes are convertible into common shares of the Company at $0.05/share at the note holders option and have no specified repayment terms.

The Company has financed its cash requirements primarily through operations, bank borrowings, and sales of its securities to accredited investors. The Company's lending facility is with an asset-based lender providing a $1,000,000 facility based on 80% of accounts receivable. The facility allows for an up front fee of 1.25% of the accounts receivable financed and interest at prime plus 4% while the account remains outstanding. The facility is secured by a first lien on all assets of the Company, and is for a term of one (1) year with one (1) year renewal periods. During the three months ended March 31, 2003 the Company terminated this facility and had met all obligations under the agreement.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THREE MONTHS ENDED MARCH 31, 2003 AS COMPARED TO THREE MONTHS ENDED
MARCH 31, 2002

REVENUES - Total revenues decreased to $65,413 for the three months ended March 31, 2003, compared to $2,139,604 for the same period last year. As discussed below, the decrease in revenues was due to circumstances related to the departure of the Company's three senior officers ("Former Officers"), the subsequent filing of Chapter 11 Bankruptcy protection by the Company's main operating subsidiary and the related effects of such events on the Company's operations. The Company believes the Former Officers have set-up a competing business which has seriously impacted sales during the three months ended March 31, 2003. See notes below in the "Liquidity and Capital Resources" section

GROSS PROFIT - Gross profit decreased to $35,819 for the three months ended March 31, 2003, compared to $741,614 for the same period last year. In addition, the gross profit margin increased over the same period from 35% to 55%. The drop in gross margin was due to the substantial decrease in sales while the increased margin was due to the product mix being mainly comprised of higher margin bulk ink products. At the end of 2002, the Company made the decision to drop the impact ribbon product line which had much lower overall margins therefore there were no impact ribbon sales in the three months ended March 31, 2003.

OPERATING EXPENSES - Operating expenses decreased to $228,987 for the three months ended March 31, 2003, compared to $682,499 for the same period last year. Selling, general and administrative expenses were 339% of sales for the three months ended March 31, 2003, compared to 28% during the same period last year. The increase in percentage resulted from the substantial decrease in sales for the current period, combined with increased legal fees due to the legal actions taken during the quarter, and the filing for protection under Chapter 11 by the main operating subsidiary Reink Imaging USA, Ltd. ("Reink USA")

NET INCOME (LOSS) - As a result of the above, the Company recorded a net loss of $(226,661) for the three months ended March 31, 2003 compared a net income of $12,902 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its cash requirements primarily through operations, bank borrowings, and sales of its securities to accredited investors. The Company's lending facility is with an asset-based lender providing a $1,000,000 facility based on 80% of accounts receivable. The facility allows for an up front fee of 1.25% of the accounts receivable financed and interest at prime plus 4% while the account remains outstanding. The facility is secured by a first lien on all assets of the Company, and is for a term of one (1) year with one (1) year renewal periods. During the three months ended March 31, 2003 the Company terminated this facility and had met all obligations under the agreement.

The Company's sales and operations have been adversely impacted by the departure of certain senior officers and employees from the Company, the details of which are described elsewhere in this document.

As of March 31, 2002, the Company had a working capital deficiency of approximately $2,700,000. The Company has no long term debt. The Company expects that the growth and expansion of operations will require capital infusions of a minimum of $1,500,000 necessary to fund the purchase of inventory and to meet the Company's working capital needs. During April 2002 the Company borrowed an aggregate of $185,000 of bridge financing which has not been repaid when due. Consequently, the Company is paying a default rate of interest of twenty-five percent (25%) and thirty percent (30%) on these loans. During the three months ended March 31, 2003, the Company raised an additional $165,000 through the issuance of promissory notes bearing interest at 12%, payable semi-annually and convertible into common stock at $0.05/share.

On December 31, 2002, the CEO, VP of Finance and one of the production chemists from the Company's R&D facility resigned (the "Former Officers"). Prior to resigning the Former officers dismissed all employees of Reink USA. The Company has commenced legal proceedings against the Former Officers of the Company for actions it believes to be in violation of non-competition and confidentiality clauses within their employment contracts. The Company has also applied for an injunction against a business which the Company believes is being operated by the Former Officers and competes directly with the Company.

As a result of the departure of the Former Officers, the remaining management dropped the impact ribbon business product line and also made the decision to outsource the remanufactured toner business in 2003. In January 2003, the Company closed down its manufacturing facility in Pennsauken, New Jersey and moved all inventory and equipment to other locations. At December 31, 2002, the Company wrote down inventories related to the impact ribbons and toner product lines to their estimated fair values. The Company had an impairment charge on certain fixed assets as a result of closing the manufacturing facility. In addition, the Company had an impairment charge on its goodwill relating to the changes to the impact ribbon and toner product lines.

In January 2003, the three largest creditors of Reink USA filed a petition to force the subsidiary into Chapter 7 under the US Federal Bankruptcy Code. The Company believes that some of the creditors involved with the petition are supplying the new business, which competes directly with the Company, founded by the Former Officers. Reink USA filed a motion to have the petition thrown out since the third creditor withdrew from the filing and also since the counsel for the petitioners withdrew. Subsequently the remaining two creditors provided a new third creditor and amended the filing. This new third creditor also subsequently withdrew and the two remaining creditors found two other creditors and filed an amendment. During March 2003, the subsidiary's motion to convert to a voluntary chapter 11 was accepted by the District of New Jersey, Federal Bankruptcy Court. Reink is controlling the proceedings and Reink USA is preparing a plan of reorganization to submit to the court and the creditors.

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

                                  REINK CORP.

                           PART II - OTHER INFORMATION

Item 1    Legal Proceedings

          Pending legal proceedings are more fully described in footnote 4 to the condensed consolidated financial statements and the Company's Form 10-KSB for the period ended December 31, 2002.

Item 2    Changes in Securities

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


                                        REINK CORP.
                                        (Registrant)


Date June 19, 2003                      By: /s/ Wayne Maddever
                                            ------------------
                                            Wayne Maddever
                                            President and
                                            Chief Executive Officer

Date June 19, 2003                      By: /s/ William M. Smith
                                            ---------------------
                                            William M. Smith
                                            Chief Financial Officer

                                  CERTIFICATION

I, Wayne Maddever, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Reink Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state material fact necessary to make statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and of, the periods presented in this quarterly report.

4. I am responsible for, establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 19, 2003

By: /s/ Wayne Maddever
----------------------
Wayne Maddever
President and Chief Executive Officer

                                  CERTIFICATION

I, William Smith, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Reink Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state material fact necessary to make statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and of, the periods presented in this quarterly report.

4. I am responsible for, establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 19, 2003

By: /s/ William Smith
---------------------
William Smith
Chief Financial Officer