Form 10QSB
period 2003-06-30
REINK CORP
filed 2003-09-23
CIK 1103544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

                                       or

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

                                Yes  _X_   No___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 17, 2003 the Registrant had 21,652,850 shares of Common Stock outstanding.

         Transmittal Small Business Disclosure Format (check one)

                                Yes ___   No _X_

                                   REINK CORP.
                                   FORM 10-QSB
                       For the Quarter Ended June 30, 2003


                                      Index
                                                                           Page
                                                                          Number
                                                                          ------

PART I   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Item 1.  Condensed Consolidated Balance Sheet at June 30, 2003 ...........     3

         Condensed Consolidated Statements of Operations for the three
            and six month periods ended June 30, 2003 and June 30, 2002 ..     4

         Condensed Consolidated Statements of Cash Flows for the six month
            periods ended June 30, 2003 and June 30, 2002 ................     5

         Notes to Condensed Consolidated Financial Statements ............  6-11

Item 2.  Management's Discussion and Analysis or Plan of Operation ....... 12-14


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................    14

Item 2.  Changes in Securities ...........................................    14

Item 3.  Defaults Upon Senior Securities .................................    14

Item 4.  Submission of Matters to a Vote of Security Holders .............    14

Item 5.  Other Information ...............................................    14

Item 6.  Exhibits and Reports on Form 8-K ................................    14

                           REINK CORP AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                    Unaudited

                                     ASSETS

CURRENT ASSETS
  Cash .........................................................    $    35,958
  Accounts Receivable (less allowance for doubtful
    accounts of $100,000) ......................................         36,330
  Inventories ..................................................        251,036
                                                                    -----------

       TOTAL CURRENT ASSETS ....................................        323,324

PROPERTY, PLANT AND EQUIPMENT,net ..............................         61,939

PATENTS,net of accumulated amortization of $31,000 .............         89,000

Other Assets ...................................................          6,630
                                                                    -----------

                                                                    $   480,893
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts Payable .............................................    $ 1,890,451
  Accrued Expenses (including $239,900 due
    to a related party) ........................................        567,499
  Notes Payable - Related Party (including
    accrued interest of $81,800) ...............................        502,300
  Notes Payable (including accrued interest of $43,628) ........        398,628
                                                                    -----------
       TOTAL CURRENT LIABILITIES ...............................      3,358,878
                                                                    -----------

STOCKHOLDERS' DEFICIENCY
  Common Stock, $.001 par value,
     100,000,000 shares authorized,
     21,652,850 shares issued and outstanding ..................         21,653
  Additional Paid-In-Capital ...................................      6,285,847
  Accumulated Deficit ..........................................     (9,185,485)
                                                                    -----------
       TOTAL STOCKHOLDERS' DEFICIENCY ..........................     (2,877,985)
                                                                    -----------

                                                                    $   480,893
                                                                    ===========

            See notes to condensed consolidated financial statements

                                    REINK CORP AND SUBSIDIARIES

                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (unaudited)

                                          Three Months Ended June 30,   Six Months Ended June 30,
                                          ---------------------------  ---------------------------
                                              2003           2002          2003           2002
                                          ------------   ------------  ------------   ------------
REVENUES ...............................  $    117,684   $  2,653,706  $    183,097   $  4,793,310

COST OF GOODS SOLD .....................        87,657      1,619,665       117,251      3,017,655
                                          ------------   ------------  ------------   ------------
     GROSS PROFIT ......................        30,027      1,034,041        65,846      1,775,655
                                          ------------   ------------  ------------   ------------

OPERATING EXPENSES

     Selling, general and administrative       342,993        794,412       564,561      1,390,878

     Research and development ..........             -         38,354             -         62,137

     Depreciation and amortization .....         7,390         59,144        14,780        121,394
                                          ------------   ------------  ------------   ------------

     TOTAL OPERATING EXPENSES ..........       350,383        891,910       579,341      1,574,409
                                          ------------   ------------  ------------   ------------


INCOME (LOSS) FROM OPERATIONS ..........      (320,356)       142,131      (513,495)       201,246

INTEREST EXPENSE .......................        38,107         62,880        71,629        109,093
                                          ------------   ------------  ------------   ------------

     NET (LOSS) INCOME .................  $   (358,463)  $     79,251  $   (585,124)  $     92,153
                                          ============   ============  ============   ============

NET (LOSS) INCOME PER SHARE,
     BASIC AND DILUTED .................  $      (0.02)  $       0.00  $      (0.03)  $       0.00
                                          ============   ============  ============   ============

WEIGHTED AVERAGE NUMBER OF

     SHARES USED IN COMPUTATION ........    21,652,850     21,652,850    21,652,850     21,012,350
                                          ============   ============  ============   ============


                     See notes to condensed consolidated financial statements

                                                 4

                                   REINK CORP. AND SUBSIDIARIES

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (unaudited)
                                                                        Six months ended June 30,
                                                                           2003            2002
                                                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income ..............................................      $(585,124)      $  92,153
                                                                        ---------       ---------
  Adjustments to reconcile net (loss) income
   to net cash used in operating activities:
     Depreciation and amortization ...............................         14,780         121,394
     Accrued interest on notes payable ...........................         18,680               -
     Warrants issued .............................................              -          33,221
  Changes in operating assets and liabilities:
    Accounts receivable ..........................................        210,269          55,151
    Prepaid expenses and other current assets ....................        (20,000)
    Inventories ..................................................         92,386         (92,558)
    Accrued expenses .............................................         64,552               -
    Accounts payable and accrued expenses ........................        127,170        (251,914)
                                                                        ---------       ---------

        Total Adjustments ........................................        527,837        (154,706)
                                                                        ---------       ---------

NET CASH USED IN OPERATING ACTIVITIES ............................        (57,287)        (62,553)
                                                                        ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds on sale of fixed assets ...............................         21,377               -
  Purchase of fixed assets .......................................              -         (26,463)
                                                                        ---------       ---------

  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ............         21,377         (26,463)
                                                                        ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of borrowing to financing company ....................       (118,651)       (160,815)
  Proceeds from sales of common stock and warrants ...............              -          80,000
  Proceeds from issuance of note payable .........................        183,850         185,000

                                                                        ---------       ---------

  NET CASH PROVIDED BY FINANCING ACTIVITIES ......................         65,199         104,185
                                                                        ---------       ---------

NET INCREASE  IN CASH ............................................         29,289          15,169

CASH AT BEGINNING OF YEAR ........................................          6,669         111,627
                                                                        ---------       ---------

CASH AT END OF PERIOD ............................................      $  35,958       $ 126,796
                                                                        =========       =========

                     See notes to condensed consolidated financial statements

                                                 5

                          REINK CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (unaudited)

NOTE 1.  ORGANIZATION AND SIGNIFICANT EVENTS

Reink Corp, Inc. (the "Company" or "Reink") was incorporated in Delaware on March 6, 1999 and, through its wholly owned subsidiaries Reink Imaging USA, Ltd. ("Reink USA") and Reink Canada Corp. ("Reink Canada"), previously manufactured bulk ink and toner cartridges for sale to customers as well as ink for use in the manufacturing of ink jet refill kits using a patented method to refill ink jet cartridges and re-manufacture compatible cartridges. The products were sold to both wholesale distributors and retail office supply stores. Effective July 10, 2003 the Company's main operating subsidiary, Reink USA filed for Chapter 7 liquidation and as a result the Company's operations have ceased until new financing has been completed.

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

In January 2003, the three largest creditors of Reink USA filed a petition to move the subsidiary into Chapter 7 under the US Federal Bankruptcy Code. The Company believes that some of the creditors involved with the petition are supplying the new business, which competes directly with the Company, founded by the Former Officers. Reink USA filed a motion to have the petition dismissed since the third creditor withdrew from the filing and also since the counsel for the petitioners withdrew. Subsequently the remaining two creditors provided a new third creditor and amended the filing. This new third creditor also subsequently withdrew and the two remaining creditors found two other creditors and filed an amendment. During March 2003, the subsidiary's motion to convert to a voluntary chapter 11 was accepted by the District of New Jersey, Federal Bankruptcy Court. As a result of failed negotiations with the Company's largest suppliers, on July 10, 2003, Reink Imaging was moved from Chapter 11 into Chapter 7 and a Bankruptcy Trustee was appointed to administer the estate. See note 6.

The Company has incurred recurring losses and has a working capital deficiency, at June 30, 2003, of approximately $3,035,554. The Company expects that in order to restart operations it will require capital infusions of a minimum of $500,000 necessary to fund the purchase of inventory and to meet the Company's working capital needs. During the six months ended June 30, 2003 the Company raised an additional $170,000 through the issuance of promissory notes bearing interest at 12%, payable semi-annually and convertible into common stock at $0.05/share.

Any future operations are dependent upon the Company's ability to obtain additional debt or equity financing, and its ability to restart operations and generate revenues sufficient to fund its operations. There can be no assurances that the Company will be successful in it's attempts to generate positive cash flows or raise sufficient capital essential to its survival. To the extent that the Company is unable to generate or raise the necessary operating capital it will become necessary to cease all operations. Additionally, even if the Company does raise operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable it to develop its business to a level where it will generate profits and positive cash flows. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes included on Form 10-KSB for the year ended December 31, 2002. See note 6 related to the subsidiary that was moved into Chapter 7.

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

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

                                                        June 30,
                                                    2003        2002
                                                 ---------   ---------
         Net (loss) income as reported ........  $(585,124)  $  92,153
         Less: stock-based employee
         compensation expense determined
         Under fair value-based methods
         for all awards .......................          -     (37,350)
                                                 ---------   ---------
         Pro forma (loss) income ..............  $(585,124)  $  54,803
                                                 =========   =========
         Pro forma (loss) income per share
           - Basic and diluted ................  $   (0.03)  $    0.00
                                                 =========   =========

         Pro forma Information
         ---------------------

         Pro forma information regarding net (loss) income is required by SFAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for the 2002 options was estimated at the date of grant using a Black-Scholes option-pricing model to be $0.36 per share with the following weighted-average assumptions for the fifty-two weeks ended December 31, 2002:

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
                  Average life ................................. 10 years

No options were granted during the six month period ended June 30, 2003 and no amortization is applicable in the same period therefore there is no pro forma expense presented in this period.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company is currently assessing the financial impact of adopting SFAS 149 in fiscal year 2003.

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

SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the effects of SFAS 150.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

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

As a result of an acquisition, the Company was delinquent with respect to Federal and State payroll taxes prior to 1999 which amounted to approximately $210,000, including penalties and interest. During March 2000, the Company settled all past due liabilities and received tax clearance from the Internal Revenue Service. Although the Company satisfied all judgements with the State of New Jersey, they have yet to receive tax clearance from state authorities. During July 2000, the Company received a notice of adjustment from the Internal Revenue Service for an additional $37,923 of past due Federal Unemployment Taxes. The Company is seeking an abatement of this amount based on similar circumstances that were presented with the tax liability that was settled in March 2000. This liability related to the Company's main operating subsidiary Reink USA which filed for Chapter 7 on July 10, 2003 - see note 6 to these financial statements.

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

Bankruptcy Proceedings

In January 2003 the three largest creditors of Reink USA filed a petition to move the subsidiary into Chapter 7 under the US Federal Bankruptcy Act. The Company believes that some of the creditors involved with the petition are supplying the new business, which competes directly with the Company, founded by the Company's former CEO and VP of Finance. Reink USA filed a motion to have the petition dismissed since the third creditor withdrew from the filing and also since the counsel for the petitioners withdrew. Subsequently, the remaining two creditors provided a new third creditor and amended the filing. This new third creditor also subsequently withdrew and the two remaining creditors found two other creditors and filed an amendment. During March 2003, the subsidiary's motion to convert to a voluntary chapter 11 was accepted by the District of New Jersey, Federal Bankruptcy Court. On July 10, 2003, Reink USA was moved from a Chapter 11 into Chapter 7 and a Bankruptcy Trustee was appointed to administer the estate. See note 6.

Environmental Protection Agency Administration Action

Upon acquiring Renewable Resources, the Company assumed the defense of an administrative complaint that the United States Environmental Protection Agency ("USEPA") had filed against Renewable Resources in October 1999, alleging that the disposal of certain ink products into a septic system was a violation of the Clean Water Act. The Company and USEPA are currently engaged in negotiations regarding the actions. A reserve of $8,000 has been accrued based upon such negotiations; however, the ultimate resolution of this matter cannot be determined at this time. This liability related to the Company's main operating subsidiary Reink USA which filed for Chapter 7 on July 10, 2003.

NOTE 5.  NOTES PAYABLE AND DUE TO FINANCING COMPANY

During the six months ended June 30, 2003 the Company issued promissory notes bearing interest at 12% for aggregate proceeds of $ 170,000. These notes are convertible into common shares of the Company at $0.05/share at the note holders option and have no specified repayment terms.

The Company has financed its cash requirements primarily through operations, bank borrowings, and sales of its securities to accredited investors. The Company's lending facility was with an asset-based lender providing a $1,000,000 facility based on 80% of accounts receivable. The facility allowed for an up front fee of 1.25% of the accounts receivable financed and interest at prime plus 4% while the account remains outstanding. The facility was secured by a first lien on all assets of the Company, and was for a term of one (1) year with one (1) year renewal periods. During the first quarter of 2003, the Company terminated this facility and has no further obligations under the agreement.

NOTE 6.  MORTGAGE PAYABLE

In connection with the purchase of Brittany, the Company, through a wholly owned Limited Liability Company, assumed a mortgage bearing interest at a rate of 14% per annum. The mortgage required monthly payments of interest only of $7,400 until December 31, 2001 when a balloon principal payment of $600,000 was due. The mortgagor extended the mortgage until June 30, 2002 in return for payments of $7,400 per month from January to March, 2002 and $8,000 per month from April to June, 2002. During July 1, 2002 to December 31, 2002 no payments were made on the mortgage. At December 31, 2002, the Company wrote down the land and building related to its New Jersey location to $600,000 which equaled the mortgage outstanding on the property. In February 2003, the Company vacated the premises, and returned control to the mortgage holder in anticipation of completing a transfer of the deed in lieu of foreclosure. On June 23, 2003 the deed was transferred to the mortgage holder and the land and building, and the corresponding mortgage of $600,000, have been removed from the books.

NOTE 7.  DISPOSAL OF SUBSIDIARY

As discussed in Note 1, on July 10, 2003 Reink USA was moved from Chapter 11 into Chapter 7 and a Bankruptcy Trustee was appointed to administer and liquidate the estate. Since control of Reink USA was lost on July 10, 2003, the Company will report Reink USA as discontinued operations effective July 1, 2003. Assets and liabilities of Reink USA will be shown as assets and liabilities of discontinued operations until such assets and liabilities are adjudicated by the Bankruptcy court.

Proforma financial information as if Reink USA were shown as discontinued operations for all periods presentedis shown below:

                                               Three Months Ended           Six Months Ended
                                                     June 30                     June 30
                                             -----------------------     -----------------------
                                                2003          2002          2003          2002
                                             ---------     ---------     ---------     ---------
REVENUES ................................    $       0     $       0     $       0     $       0
COST OF GOODS SOLD ......................            0             0             0             0
                                             ---------     ---------     ---------     ---------
GROSS PROFIT ............................            0             0             0             0
                                             ---------     ---------     ---------     ---------

OPERATING EXPENSES
      Selling, general and administrative      147,600        52,324       298,378       110,540
      Research and development ..........            -        38,354             -        62,137
      Depreciation and amortization .....        4,000         4,000         8,000         8,000
                                             ---------     ---------     ---------     ---------
TOTAL OPERATING EXPENSES ................      151,600        94,678       306,378       180,677
                                             ---------     ---------     ---------     ---------

(LOSS) FROM OPERATIONS ..................     (151,600)      (94,678)     (306,378)     (180,677)

INTEREST EXPENSE ........................       34,565        10,780        68,058        34,642
                                             ---------     ---------     ---------     ---------

PROFORMA NET (LOSS) .....................     (186,165)     (105,458)     (374,437)     (215,319)

DISCONTINUED OPERATIONS .................     (172,298)      184,709      (210,687)      307,472
                                             ---------     ---------     ---------     ---------

NET (LOSS) INCOME AS REPORTED ...........    $(358,463)    $  79,251     $(585,124)    $  92,153
                                             =========     =========     =========     =========

PROFORMA PER SHARE INFORMATION-
BASIC AND DILUTED

PROFORMA (LOSS) .........................    $   (0.01)    $   (0.00)    $   (0.02)    $   (0.01)
DISCONTINUED OPERATIONS .................    $   (0.01)    $    0.00     $   (0.01)    $    0.01
                                             ---------     ---------     ---------     ---------
                                             $   (0.02)    $    0.00     $   (0.03)    $    0.00
                                             =========     =========     =========     =========

                                                11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SIX MONTHS ENDED JUNE 30, 2003 AS
COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

REVENUES - Total revenues decreased to $183,097 for the six months ended June 30, 2003, compared to $4,793,310 for the same period last year. As discussed below, the decrease in revenues was due to circumstances related to the departure of the Company's three senior officers ("Former Officers"), the subsequent filing of Chapter 11 Bankruptcy protection by the Company's main operating subsidiary and the related effects of such events on the Company's operations. On July 10, 2003, the Company's main operating subsidiary was converted from Chapter 11 to Chapter 7 and a Trustee was appointed to administer the estate. - see note 6 to the financial statements.

The Company believes the Former Officers have set-up a competing business which seriously impacted sales during the six months ended June 30, 2003. See notes below in the "Liquidity and Capital Resources" section

GROSS PROFIT - Gross profit decreased to $65,846 for the six months ended June 30, 2003, compared to $1,775,655 for the same period last year. In addition, the gross profit margin decreased over the same period from 37% to 36%. The decrease in gross margin was due to the substantial decrease in sales related to the aforementioned circumstances, while the small decrease in margin percentage was due to the change in product mix during the current period.

OPERATING EXPENSES - Operating expenses decreased to $579,341 for the six months ended June 30, 2003, compared to $1,574,409 for the same period last year. Selling, general and administrative expenses were 308% of sales for the six months ended June 30, 2003, compared to 29% during the same period last year. The increase in percentage resulted from the substantial decrease in sales for the current period, combined with increased legal fees due to the legal actions taken during the first six months of the year, and the filing for protection under Chapter 11and subsequent move into Chapter 7 by the main operating subsidiary Reink Imaging USA, Ltd. ("Reink USA")

NET INCOME (LOSS) - As a result of the above, the Company recorded a net loss of $585,124 for the six months ended June 30, 2003 compared a net income of $92,153 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sales and operations have been adversely impacted and temporarily ceased due to the departure of certain senior officers and employees from the Company, and Reink USA moving from Chapter 11 to Chapter 7, the details of which are described elsewhere in this document.

As of June 30, 2003, the Company had a working capital deficiency of approximately $3,035,554 of which approximately $ 1,903,248 relates to Reink USA. The Company expects that to restart operations will require capital infusions of a minimum of $500,000 necessary to fund the purchase of inventory and to meet the Company's working capital needs. During April 2002, the Company borrowed an aggregate of $185,000 of bridge financing which has not been repaid when due. Consequently, the Company is accruing a default rate of interest of twenty-five percent (25%) and thirty percent (30%) on these loans. During the six months ended June 30, 2003, the Company raised an additional $170,000 through the issuance of promissory notes bearing interest at 12%, payable semi-annually and convertible into common stock at $0.05/share.

On December 31, 2002, the CEO, VP of Finance and one of the production chemists from the Company's R&D facility resigned (the "Former Officers"). Prior to resigning, the Former officers dismissed all employees of Reink USA. The Company has commenced legal proceedings against the Former Officers of the Company for actions it believes to be in violation of non-competition and confidentiality clauses within their employment contracts.

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

In January 2003, the three largest creditors of Reink USA filed a petition to force the subsidiary into Chapter 7 under the US Federal Bankruptcy Code. The Company believes that some of the creditors involved with the petition are supplying the new business, which competes directly with the Company, founded by the Former Officers. Reink USA filed a motion to have the petition thrown out since the third creditor withdrew from the filing and also since the counsel for the petitioners withdrew. Subsequently the remaining two creditors provided a new third creditor and amended the filing. This new third creditor also subsequently withdrew and the two remaining creditors found two other creditors and filed an amendment. During March 2003, the subsidiary's motion to convert to a voluntary chapter 11 was accepted by the District of New Jersey, Federal Bankruptcy Court. On July 10, 2003, Reink USA was moved from Chapter 11 into Chapter 7 and a Bankruptcy Trustee was appointed to administer the estate. See note 6 in the financial statements.

As a result of the Chapter 7 filing of Reink USA, the Company has temporarily suspended operations until new financing has been obtained. Any future operations are dependent upon the Company's ability to obtain additional debt or equity financing, and its ability to restart operations and generate revenues sufficient to fund its operations. There can be no assurances that the Company will be successful in it's attempts to generate positive cash flows or raise sufficient capital essential to its survival. To the extent that the Company is unable to generate or raise the necessary operating capital it will become necessary to cease operations. Additionally, even if the Company does raise operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable it to develop its business to a level where it will generate profits and positive cash flows. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company has no present commitment that is likely to result in its liquidity increasing or decreasing in any material way. In addition, except as noted above, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in, the Company liquidity increasing or decreasing in any material way. The Company has no material commitments for capital expenditures. The Company knows of no material trends, favorable or unfavorable, in the Registrant's capital resources. All of these factors raise substantial doubt as to whether the Company can continue as a going concern. The Company has ceased operations while attempting to raise the required capital and financing to recommence operations.

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

                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         Pending legal proceedings are more fully described in footnote 4 to the condensed consolidated financial statements and the Company's Form 10-KSB for the period ended December 31, 2002.

Item 2.  Changes in Securities

         During January through June 2003 the Company issued promissory notes bearing interest at 12% for proceeds of $170,000. These notes are convertible into common shares of the Company at $0.05/share at the note-holders option.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         31.1     Certification of Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002
         31.2     Certification of Chief Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002
         32.1     Certification of Chief Executive Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002
         32.2     Certification of Chief Financial Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

         Reported May 7, 2003 for change in accountants
         Reported July 16, 2003 for Chapter 7 filing

                                   SIGNATURES

             In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       REINK CORP.
                                       (Registrant)


Date September 22, 2003                By: /s/ Wayne Maddever
                                           ------------------
                                           Wayne Maddever
                                           President and
                                           Chief Executive Officer


Date September 22, 2003                By:  /s/  William M. Smith
                                            ---------------------
                                            William Smith
                                            Chief Financial Officer