Form 10QSB
period 2003-09-30
REINK CORP
filed 2003-12-16
CIK 1103544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

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


         2085 Hurontario Road, Suite 300, Mississauga, Ontario, L5A 4G1
         --------------------------------------------------------------
                    (Address of Principal Executive Offices)


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

                                Yes  _X_   No___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 30, 2003 the Registrant had 21,652,850 shares of Common Stock outstanding.

         Transmittal Small Business Disclosure Format (check one)

                                Yes ___   No _X_

                                   REINK CORP.
                                   FORM 10-QSB
                    For the Quarter Ended September 30, 2003

                                     Index
                                                                           Page
                                                                          Number
                                                                          ------
PART I   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Item 1.  Condensed Consolidated Balance Sheet at September 30, 2003............3

         Condensed Consolidated Statements of Operations for the
            three and nine month periods ended September 30, 2003
            and September 30, 2002.............................................4

         Condensed Consolidated Statements of Cash Flows for the
            nine month periods ended September 30, 2003 and
            September 30, 2002.................................................5

         Notes to Condensed Consolidated Financial Statements...............6-12

Item 2.  Management's Discussion and Analysis or Plan of Operation.........13-14

Item 3.  Controls and Procedures..............................................14


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................15

Item 2.  Changes in Securities................................................15

Item 3.  Defaults Upon Senior Securities......................................15

Item 4.  Submission of Matters to a Vote of Security Holders..................15

Item 5.  Other Information....................................................15

Item 6.  Exhibits and Reports on Form 8-K.....................................15

                           REINK CORP AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (unaudited)

                                     ASSETS

CURRENT ASSETS
   Cash .........................................................   $       423
   Assets of Discontinued Operation .............................       370,816
                                                                    -----------
        TOTAL CURRENT ASSETS ....................................       371,239

Other Assets ....................................................         6,630
                                                                    -----------
                                                                    $   377,869
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable .............................................   $   273,352
   Accrued Expenses (including $206,900 to a related party) .....       254,400
   Liabilities of Discontinued Operation ........................     2,125,341
   Notes Payable - Related Party (including accrued
      interest of $97,640) ......................................       518,140
   Notes Payable (including accrued interest of $61,853) ........       416,853
                                                                    -----------
        TOTAL CURRENT LIABILITIES ...............................     3,588,086
                                                                    -----------

STOCKHOLDERS' DEFICIENCY
   Common Stock, $.001 par value,
      100,000,000 shares authorized,
      21,652,850 shares issued and outstanding ..................        21,653
   Additional Paid-In-Capital ...................................     6,285,847
   Accumulated Deficit ..........................................    (9,517,717)
                                                                    -----------
        TOTAL STOCKHOLDERS' DEFICIENCY ..........................    (3,210,217)
                                                                    -----------
                                                                    $   377,869
                                                                    ===========

            See notes to condensed consolidated financial statements

                                     REINK CORP AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (unaudited)

                                              Three Months Ended             Nine Months Ended
                                                 September 30,                 September 30,
                                          ---------------------------   ---------------------------
                                              2003           2002           2003           2002
                                          ------------   ------------   ------------   ------------
REVENUES ...............................  $          -   $          -   $          -   $          -

COST OF GOODS SOLD .....................             -              -              -              -
                                          ------------   ------------   ------------   ------------
     GROSS PROFIT ......................             -              -              -              -
                                          ------------   ------------   ------------   ------------

OPERATING EXPENSES
     Selling, general and administrative       209,167         72,451        507,545        182,991
     Research and development ..........             -         40,147              -        102,284
     Impairment of asset ...............        89,000              -         89,000              -
     Depreciation and amortization .....             -          8,000          8,000         16,000
                                          ------------   ------------   ------------   ------------
     TOTAL OPERATING EXPENSES ..........       298,167        120,598        604,545        301,275
                                          ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS ...................      (298,167)      (120,598)      (604,545)      (301,275)

     INTEREST EXPENSE ..................        34,065         13,125        102,123         47,767
                                          ------------   ------------   ------------   ------------

LOSS FROM CONTINUING OPERATIONS ........      (332,232)      (133,723)      (706,668)      (349,042)

INCOME (LOSS) FROM DISCONTINUED
     OPERATIONS ........................             -        155,207       (210,688)       462,679
                                          ------------   ------------   ------------   ------------

NET INCOME(LOSS) .......................  $   (332,232)  $     21,484   $   (917,356)  $    113,637
                                          ============   ============   ============   ============

PER SHARE INFORMATION

NET LOSS FROM CONTINUING
OPERATIONS .............................  $      (0.02)  $      (0.01)  $      (0.03)  $      (0.02)

NET (LOSS) INCOME FROM
DISCONTINUED OPERATIONS ................             -           0.01          (0.01)         (0.03)
                                          ------------   ------------   ------------   ------------

NET (LOSS) INCOME PER SHARE,
     BASIC AND DILUTED .................  $      (0.02)  $       0.00   $      (0.04)  $       0.01
                                          ============   ============   ============   ============

WEIGHTED AVERAGE NUMBER OF
     SHARES USED IN  COMPUTATION .......    21,652,850     21,652,850     21,652,850     21,015,350
                                          ============   ============   ============   ============

                      See notes to condensed consolidated financial statements

                                                 4

                                    REINK CORP. AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (unaudited)
                                                                             Nine Months Ended
                                                                               September 30,
                                                                        ---------------------------
                                                                            2003            2002
                                                                        -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss) income .............................................      $  (917,356)      $ 113,638

  Adjustments to reconcile net loss to net cash
   provided used in operating activities:
   Depreciation and amortization .................................           14,780         172,736
   Impairment of asset ...........................................           89,000               -
   Accrued Interest on notes payable .............................           66,595               -
   Warrants issued in connection with notes payable ..............                -          33,221
   Write down of fixed assets ....................................           61,939               -

  Changes in operating assets and liabilities:
   Accounts receivable ...........................................          246,599        (221,536)
   Inventories ...................................................          343,423         129,017
   Prepaid expenses and other current assets .....................                -         (15,500)
   Accounts payable and accrued expenses .........................       (1,738,476)       (236,577)
   Assets of discontinued operation ..............................         (370,816)              -
   Liabilities of discontinued operation .........................        2,125,341               -
                                                                        -----------       ---------
         Total Adjustments .......................................          838,385        (138,639)

NET CASH USED IN OPERATING ACTIVITIES ............................          (78,971)        (25,001)
                                                                        -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of fixed assets ............................           21,377               -
   Purchase of fixed assets ......................................                -         (28,647)
                                                                        -----------       ---------
                                                                             21,377         (28,647)
                                                                        -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of note payable ........................          170,000         185,000
   Sale of land ..................................................          600,000               -
   Decrease in mortgage payable ..................................         (600,000)              -
   Repayment of borrowings from financing company ................         (118,652)       (156,920)
   Proceeds from sales of common stock and warrants ..............                -          80,000
                                                                        -----------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ........................           51,348         108,080
                                                                        -----------       ---------

NET INCREASE (DECREASE) IN CASH ..................................           (6,246)         54,432

CASH AT BEGINNING OF YEAR ........................................            6,669         111,626
                                                                        -----------       ---------

CASH AT END OF PERIOD ............................................      $       423       $ 166,058
                                                                        ===========       =========

                      See notes to condensed consolidated financial statements

                                                 5

                          REINK CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (unaudited)

1. ORGANIZATION AND SIGNIFICANT EVENTS

Reink Corp, Inc. (the "Company" or "Reink") was incorporated in Delaware on March 6, 1999 and, through its wholly owned subsidiaries Reink Imaging USA, Ltd. ("Reink USA") and Reink Canada Corp. ("Reink Canada"), previously manufactured bulk ink and toner cartridges for sale to customers as well as ink for use in the manufacturing of ink jet refill kits using a patented method to refill ink jet cartridges and re-manufacture compatible cartridges. The products were sold to both wholesale distributors and retail office supply stores. Effective July 10, 2003 the Company's main operating subsidiary, Reink USA filed for bankruptcy under Chapter 7 "liquidation" of the United States Bankruptcy Code and as a result the Company's operations have ceased until new financing has been completed. Since the Company's operations have ceased and management cannot determine if its Patents will generate future cash flows management determined that the estimated fair value of the Patents were zero. Accordingly, the Company expensed $89,000 as an impairment charge during the third quarter.

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

In January 2003, the three largest creditors of Reink USA filed a petition to move the subsidiary into Chapter 7 "Liquidation" under the US Federal Bankruptcy Code. The Company believes that some of the creditors involved with the petition are supplying the new business, which competes directly with the Company, founded by the Former Officers. Reink USA filed a motion to have the petition dismissed since the third creditor withdrew from the filing and also since the counsel for the petitioners withdrew. Subsequently the remaining two creditors provided a new third creditor and amended the filing. This new third creditor also subsequently withdrew and the two remaining creditors found two other creditors and filed an amendment. During March 2003, the subsidiary's motion to convert to a voluntary chapter 11 was accepted by the District of New Jersey, Federal Bankruptcy Court. As a result of failed negotiations with the Company's largest suppliers, on July 10, 2003, Reink USA was moved from Chapter 11 "Reorganization" into Chapter 7 "Liquidation" and a Bankruptcy Trustee was appointed to administer the estate. As a result the Company has lost control of Reink USA and Reink USA is presented for all periods as a discontinued operation.

The Company has incurred recurring losses and has a working capital deficiency, at September 30, 2003, of approximately $3.2 million. The Company expects that in order to restart operations it will require capital infusions of a minimum of $1,500,000 necessary to fund the purchase of inventory and to meet the Company's working capital needs. During the nine months ended September 30, 2003 the Company raised an additional $170,000 through the issuance of promissory notes bearing interest at 12%, payable semi-annually and convertible into common stock at $0.05/share.

Any future operations are dependent upon the Company's ability to obtain additional debt or equity financing, and its ability to restart operations and generate revenues sufficient to fund its operations. There can be no assurances that the Company will be successful in its attempts to generate positive cash flows or raise sufficient capital essential to its survival. To the extent that the Company is unable to generate or raise the necessary operating capital it will become necessary to cease all operations. Additionally, even if the Company does raise operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable it to develop its business to a level where it will generate profits and positive cash flows. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes included on Form 10-KSB for the year ended December 31, 2002. See note 7 related to the subsidiary that was moved into Chapter 7.

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

                                                 For the nine months ended
                                                       September 30,
                                                    2003           2002
                                                 ----------      ---------

         Net (loss) income as reported ........  $(917,356)      $113,637

         Less: stock-based employee
         compensation expense determined
         Under fair value-based methods
         for all awards .......................  $       -       $(37,350)
                                                 ---------       --------

         Pro forma (loss) income ..............  $(917,356)      $ 76,287
                                                 =========       ========
         Pro forma (loss) income per share
         - Basic and diluted                     $   (0.04)      $   0.00
                                                 =========       ========

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
                  Average life ................................. 10 years

No options were granted during the nine month period ended September 30, 2003 and no amortization is applicable in the same period therefore there is no pro forma expense presented in this period.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. The adoption of SFAS No. 149, which became effective for contracts entered into or modified after June 30, 2003, did not have any impact on the Company's financial position, results of operations or cash flows.

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

      o Mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets.

      o Instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; includes put options and forward purchase contracts.

      o Obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares.

SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have any impact on the Company's consolidated results of operations, financial position or cash flows.

In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, on October 8, 2003, FASB deferred the latest date by which all public entities must apply FIN 46 to the first reporting period ended after December 15, 2003. The effect of the adoption of this new accounting pronouncement on the Company's financial statements has not been significant.

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

As a result of an acquisition, the Company was delinquent with respect to Federal and State payroll taxes prior to 1999, which amounted to approximately $210,000, including penalties and interest. During March 2000, the Company settled all past due liabilities and received tax clearance from the Internal Revenue Service. Although the Company satisfied all judgments with the State of New Jersey, they have yet to receive tax clearance from state authorities. During July 2000, the Company received a notice of adjustment from the Internal Revenue Service for an additional $37,923 of past due Federal Unemployment Taxes. The Company is seeking an abatement of this amount based on similar circumstances that were presented with the tax liability that was settled in March 2000. This liability related to the Company's main operating subsidiary Reink USA, which filed for Chapter 7 on July 10, 2003 - see note 7 to these financial statements.

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

Environmental Protection Agency Administration Action

Upon acquiring Renewable Resources, the Company assumed the defense of an administrative complaint that the United States Environmental Protection Agency ("USEPA") had filed against Renewable Resources in October 1999, alleging that the disposal of certain ink products into a septic system was a violation of the Clean Water Act. The Company and USEPA are currently engaged in negotiations regarding the actions. A reserve of $8,000 has been accrued based upon such negotiations; however, the ultimate resolution of this matter cannot be determined at this time. This liability related to the Company's main operating subsidiary Reink USA which filed for Chapter 7 on July 10, 2003. See note 7.

5. NOTES PAYABLE AND DUE TO FINANCING COMPANY

During the nine months ended September 30, 2003 the Company issued promissory notes bearing interest at 12% for aggregate proceeds of $ 170,000. These notes are convertible into common shares of the Company at $0.05/share at the note holders' option and have no specified repayment terms.

During April 2002, the Company borrowed an aggregate of $185,000 of bridge financing, which has not been repaid when due. Consequently, the Company is accruing a default rate of interest of twenty-five percent (25%) and thirty percent (30%) on these loans.

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

6. MORTGAGE PAYABLE

In connection with the purchase of Brittany, the Company, through a wholly owned Limited Liability Company, assumed a mortgage bearing interest at a rate of 14% per annum. The mortgage required monthly payments of interest only of $7,400 until December 31, 2001 when a balloon principal payment of $600,000 was due. The mortgagor extended the mortgage until June 30, 2002 in return for payments of $7,400 per month from January to March, 2002 and $8,000 per month from April to June, 2002. During July 1, 2002 to December 31, 2002 no payments were made on the mortgage. At December 31, 2002, the Company wrote down the land and building related to its discontinued operation in New Jersey to $600,000, which equaled the mortgage outstanding on the property. In February 2003, the Company vacated the premises, and returned control to the mortgage holder in anticipation of completing a transfer of the deed in lieu of foreclosure. On June 23, 2003 the deed was transferred to the mortgage holder and the land and building, and the corresponding mortgage of $600,000, have been removed.

7. DISPOSAL OF SUBSIDIARY

As discussed in Note 1, on July 10, 2003 Reink USA was moved from Chapter 11 "Reorganization" into Chapter 7 "Liquidation" and a Bankruptcy Trustee was appointed to administer and liquidate the estate. Since control of Reink USA was lost on July 10, 2003, the Company has reported Reink USA as discontinued operations. Assets and liabilities will be shown on the balance sheet as discontinued operations until the bankruptcy is adjudicated by the Bankruptcy court. The breakdown of assets and liabilities of Reink USA are as follows:

                                      September 30, 2003

         Cash ........................    $   21,511
         Accounts Receivable .........        36,330
         Inventories .................       251,036
         Fixed Assets ................        61,939
                                          ----------
                                          $  370,816
                                          ==========

         Accounts Payable ............     1,806,242
         Accrued Expenses ............       319,099
                                          ----------
                                          $2,125,341
                                          ==========

The following table represents the results of the discontinued operations of Reink USA:

                                                 Three Months Ended       Nine Months Ended
                                                    September 30            September 30
                                               ----------------------  -----------------------
                                                  2003        2002        2003         2002
                                                  ----        ----        ----         ----
REVENUES ....................................  $        0  $1,915,212  $  183,097   $6,708,522

COST OF GOODS SOLD ..........................           0   1,099,655     117,251    4,117,310
                                               ----------  ----------  ----------   ----------
GROSS PROFIT ................................           0     815,557      65,846    2,591,212
                                               ----------  ----------  ----------   ----------

OPERATING EXPENSES
  Selling, general and administrative .......           0     571,835     266,183    1,852,173
  Research and development ..................           -           0           -            -
  Depreciation and amortization .............           0      43,342       6,780      156,736
                                               ----------  ----------  ----------   ----------
TOTAL OPERATING EXPENSES ....................           0     615,177     272,963    2,008,909
                                               ----------  ----------  ----------   ----------

(LOSS) FROM OPERATIONS ......................           0     200,380    (207,117)     582,303

INTEREST EXPENSE ............................           0      45,173       3,571      119,624
                                               ----------  ----------  ----------   ----------

NET INCOME (LOSS) ...........................           0     155,207    (210,688)     462,679
                                               ==========  ==========  ==========   ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS - PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The Company's sales and operations have been adversely impacted and ceased due to the departure of certain senior officers and employees from the Company, and Reink USA moving from Chapter 11 "Reorganization" to Chapter 7 "Liquidation", the details of which are described elsewhere in this document.

As of September 30, 2003, the Company had a working capital deficiency of approximately $3,216,847 of which approximately $ 1,745,525 relates to Reink USA. If the Company expects to restart operations it will require capital infusions of a minimum of $1,500,000 necessary to fund the purchase of inventory and to meet the Company's working capital needs. During April 2002, the Company borrowed an aggregate of $185,000 of bridge financing, which has not been repaid when due. Consequently, the Company is accruing a default rate of interest of twenty-five percent (25%) and thirty percent (30%) on these loans. During the nine months ended September 30, 2003, the Company raised an additional $170,000 through the issuance of promissory notes bearing interest at 12%, payable semi-annually and convertible into common stock at $0.05/share.

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

In January 2003, the three largest creditors of Reink USA filed a petition to force the subsidiary into Chapter 7 "Liquidation" under the US Federal Bankruptcy Code. The Company believes that some of the creditors involved with the petition are supplying the new business, which competes directly with the Company, founded by the Former Officers. Reink USA filed a motion to have the petition thrown out since the third creditor withdrew from the filing and also since the counsel for the petitioners withdrew. Subsequently the remaining two creditors provided a new third creditor and amended the filing. This new third creditor also subsequently withdrew and the two remaining creditors found two other creditors and filed an amendment. During March 2003, the subsidiary's motion to convert to a voluntary Chapter 11 "Reorganization" was accepted by the District of New Jersey, Federal Bankruptcy Court. On July 10, 2003, Reink USA was moved from Chapter 11 "Reorganization" into Chapter 7 "Liquidation" and a Bankruptcy Trustee was appointed to administer the estate. See note 6 in the financial statements.

As a result of the Chapter 7 "Liquidation" filing of Reink USA, the Company has temporarily suspended operations until new financing has been obtained. Any future operations are dependent upon the Company's ability to obtain additional debt or equity financing, and its ability to restart operations and generate revenues sufficient to fund its operations. The ability to restart operations going forward will also be contingent on whether the Company can successfully convert all or a portion of the notes payable and other liabilities into equity through negotiations with each note holder or creditor. There can be no assurances that the Company will be successful in it's attempts to renegotiate any liabilities, generate positive cash flows or raise sufficient capital essential to its survival. To the extent that the Company is unable to generate or raise the necessary operating capital and renegotiate it's liabilities, the Company will be forced to cease operations permanently. Additionally, even if the Company does raise operating capital and renegotiates it's liabilities, there can be no assurances that the net proceeds, and changes, will be sufficient enough to enable it to develop its business to a level where it will generate profits and positive cash flows. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of the filing of this quarterly report. Based on his evaluation, the Company's Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

Subsequent to the evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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


                                        REINK CORP.
                                        (Registrant)

Date December 16, 2003                  By: /s/ Wayne Maddever
                                            ------------------
                                            Wayne Maddever
                                            President and
                                            Chief Executive Officer

Date December 16, 2003                  By: /s/ William M. Smith
                                            --------------------
                                            William Smith
                                            Chief Financial Officer