Form 10KSB
period 2003-12-31
REINK CORP
filed 2004-04-26
CIK 1103544

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2003

                                       OR

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission file number: 0-31040

                       ADSERO CORP. (FORMERLY REINK CORP.)
        (Exact name of small business issuer as specified in its charter)

                DELAWARE                                   65-0602729
               ----------                                 ------------
     (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                    Identification No.)

    2085 HURONTARIO STREET, SUITE 300
      MISSISSAUGA, ONTARIO, CANADA                           L5A 4G1
     ------------------------------                         ---------
(Address of principal executive offices)                  (Postal Code)

Issuer's telephone number:  (905) 206-1604

             Securities registered under Section 12(b) of the Act:

                                      NONE
                                      ----

             Securities registered under Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                    ----------------------------------------

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State registrant's revenues for its most recent fiscal year: $0

As of April 19, 2004, there were approximately 10,925,755 shares of the registrant's common stock, par value $0.001, issued and outstanding. Of these, 9,334,605 shares are held by non-affiliates of the registrant. The market value of securities held by non-affiliates is approximately $2,333,651 based on the closing price of $.25 for the registrant's common stock on April 15, 2004.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended ("Securities Act").

Not Applicable.

                                TABLE OF CONTENTS

Item Number and Caption                                                     Page

Forward-Looking Statements.....................................................2

                                     PART I
1.  Description of Business....................................................2

2.  Description of Property....................................................4

3.  Legal Proceedings..........................................................4

4.  Submission of Matters to a Vote of Security Holders........................5

                                 PART II

5.  Market for Common Equity and Related Stockholder Matters...................5

6.  Plan of Operation..........................................................7

7.  Financial Statements.......................................................8

8.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure.......................................................8

8A. Controls and Procedures....................................................9

                                PART III
9.  Directors, Executive Officers, Promoters and Control Persons;
    Compliance with Section 16(a) of the Exchange Act..........................9

10. Executive Compensation....................................................11

11. Security Ownership of Certain Beneficial Owners and Management............14

12. Certain Relationships and Related Transactions............................15

13. Exhibits, List and Reports on Form 8-K....................................17

14. Principal Accountant Fees & Services......................................18

                           FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Plan of Operation". You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

CORPORATE HISTORY

We have ceased operations and expect to remain inactive until additional financing which will enable us to restart operations or acquire an existing business is obtained. We have been in discussions, from time to time, with existing businesses within the Imaging consumables segment, with respect to possible mergers, acquisitions and other business combinations, and plan to continue these type of discussions in the future. There can be no assurances that any of these discussions will result in a business combination. Our failure to achieve financing or engage in a business combination transaction may cause us to cease operations permanently.

Effective March 22, 2004 we effected a 1:20 reverse stock split. All references to shares in this Annual Report have been adjusted to reflect this stock split.

Prior to the cessation of operations, we were a manufacturer and marketer of environmentally conscious quality aftermarket ink products for the imaging consumables market. Products included ink jet and remanufactured laser toner cartridges, inkjet refill kits, remanufactured inkjet cartridges, thermal printer film, bulk ink, and a wide range of specialty inks for industrial printer applications. We generated no sales during 2003 or 2002 from continuing operations due to our main operating subsidiary, Reink Imaging USA Ltd., filing for Chapter 7 Bankruptcy on July 10, 2003, and its subsequent treatment as a discontinued operation for financial reporting purposes.

Previously, we had three (3) wholly-owned subsidiaries: Reink Imaging USA, Ltd.("Reink USA"), Brittany L.L.C.("Brittany"), and Reink Canada Corp.("Reink CA"). Reink USA was headquartered in Mississauga, Ontario where we maintained our principal administrative offices. Reink USA also operated out of a facility in Cookeville, Tennessee that remanufactured inkjet cartridges, produced bulk ink, and conducted research and development. Brittany was a limited liability company located in Pennsauken, New Jersey which owned the real property upon which Reink USA operations were formerly located. All operations were removed from this location at the beginning of 2003. Reink CA is a Canadian corporation with minimal operations formed to handle Canadian sales of our ink products.

We were incorporated in Delaware in March 1999 under the name Reink Corp. ("Reink"). On April 9, 1999 we acquired the stock of Renewable Resources, Inc. On May 19, 1999, Reink was acquired by Newmarket Strategic Development Corp. ("Newmarket") for 11,850,000 shares of Newmarket stock pursuant to a Plan of Merger between Reink and Newmarket. Newmarket then changed its name to Reink Corp. On September 30, 1999, Reink, through its wholly owned subsidiary, Reink USA, purchased all of the assets and assumed all of the liabilities of Assembly Services Unlimited, Inc. ("Assembly") and all of the issued and outstanding membership certificates of Brittany L.L.C. ("Brittany"), the entity owning the real property upon which Assembly conducted its operations. Effective March 22, 2004 Reink changed its name to Adsero Corp.

On December 31, 2002, our CEO, VP of Finance and one of the production chemists from our R&D facility resigned (the "Former Officers"). Prior to resigning, the Former Officers dismissed all employees of Reink USA. We commenced and continue to pursue legal proceedings against these Former Officers for actions we believe to be in violation of non-competition and confidentiality clauses within their employment contracts.

In January, 2003 the three largest creditors of Reink USA filed a petition to force the subsidiary into Chapter 7 under the US Federal Bankruptcy Code. Reink USA filed a motion to have the petition thrown out since the third creditor withdrew from the filing and also since the counsel for the petitioners withdrew. Subsequently the remaining two creditors provided a new third creditor and amended the filing. This new third creditor also subsequently withdrew and the two remaining creditors found two other creditors and filed an amendment. During March 2003, Reink USA's motion to convert to a voluntary Chapter 11 was accepted by the District of New Jersey, Federal Bankruptcy Court. As a result of failed negotiations with our largest suppliers, on July 10, 2003, Reink USA was moved from Chapter 11 "Reorganization" into Chapter 7 "Liquidation" and a Bankruptcy Trustee was appointed to administer the estate. As a result, we lost control of Reink USA and Reink USA is presented for all periods as a discontinued operation.

MANUFACTURING AND PRODUCTION

We have ceased operations until additional financing has been obtained in order to restart operations or acquire an existing business. Our administrative offices are located in Mississauga, Ontario. At the present time we have no employees. Our two executive officers work out of the Mississauga office and are compensated pursuant to consulting agreements.

We previously operated out of two facilities. Our headquarters and administrative operations were located in a leased location in Mississauga, Ontario, in a shared 6,000 square foot facility. There was access to approximately 20,000 square feet of warehousing space as operations demanded.

Through our subsidiary Reink USA, we also leased 10,000 square feet in Cookeville, Tennessee. The Cookeville facility manufactured bulk ink and remanufactured ink jet cartridges. Additionally, all research and development was conducted at the Cookeville location. We had approximately 7 employees and consultants in Cookeville, of which 3 were involved in research and development and quality control. The Cookeville location was closed in July 2003 due to the bankruptcy of Reink USA.

During January, 2003 we shut-down our Pennsauken, New Jersey manufacturing plant and relocated all inventory to a third party warehouse. A subsidiary company, Brittany LLC which owned the property, completed a deed in lieu of foreclosure related to a mortgage of $600,000 held on the property. We have no further obligations related to the property. We recorded a loss of approximately $199,000 on the disposal and the mortgage related to the property in Pennsauken during the year-ended December 31, 2002.

                         ITEM 2. DESCRIPTION OF PROPERTY

Our headquarters and administrative operations are located at 2085 Hurontario Street, Suite 300, Mississauga, Ontario L5A 4G1. At such location we utilize space provided to us on an as and when needed basis by an unrelated party. We pay for space based on usage. We pay approximately $300 a month for administrative services including mail collection and answering of telephones. The arrangement is month to month and can be terminated by us at any time.

                            ITEM 3. LEGAL PROCEEDINGS

On December 31, 2002, our CEO and VP of Finance resigned. On the same date, one of the production chemists from our R&D facility also resigned. Prior to resigning these three officers dismissed all the employees of Reink USA, which left us with no employees. On May 7, 2003 we commenced legal proceedings against these three former officers in the United States Bankruptcy Court for the District of New Jersey (Case Number 03-11053 (JHW)) for actions we believe to be in violation of non-competition and confidentiality clauses within their employment contracts. In this action we are seeking damages and other relief in the amount of $1,000,000. The prior officers filed a counter-suit against us for back wages and other costs. We consider the counter-claim to be without merit. On September 7, 2003 we filed a defense against the counter-claim.

In January, 2003 the three largest creditors of Reink USA filed a petition to force Reink into Chapter 7 under the US Federal Bankruptcy Act. We believe that some of the creditors involved with the petition assisted the new business which competed directly against us and was founded by our former CEO and VP of Finance. Reink USA filed a motion to have the petition thrown out since the third creditor withdrew from the filing and also since the counsel for the petitioners withdrew. Subsequently the remaining two creditors provided a new third creditor and amended the filing. This new third creditor also subsequently withdrew and the two remaining creditors found two other creditors and filed an amendment. During March 2003, Reink USA's motion to convert to a voluntary Chapter 11 was accepted by the District of New Jersey, Federal Bankruptcy Court. As a result of failed negotiations with our largest suppliers, on July 10, 2003, Reink USA was moved from Chapter 11 "Reorganization" into Chapter 7 "Liquidation" and a Bankruptcy Trustee was appointed to administer the estate. As a result, we lost control of Reink USA and Reink USA is presented for all period as a discontinued operation. The Company is unaware of any changes in the status of the Bankruptcy proceedings.

No other material legal proceedings are pending to which we or any of our property us subject, nor to our knowledge are any such proceedings threatened.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "ADSO." From May 11, 2000 until March 22, 2004, the first business day after March 19, 2004, the date we changed our name from Reink Corp. to Adsero Corp., our stock was quoted under the symbol "RINC." The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The prices set forth below reflect the 1:20 reverse stock split which was effected on March 22, 2004.

QUARTER INDICATED                                     HIGH BID          LOW BID
-----------------                                     --------          -------
 March 31, 2002                                        $12.80            $5.40
 June 30, 2002                                          10.40             3.20
 September 30, 2002                                      6.80             3.20
 December 31, 2002                                       6.00             1.65
 March 31, 2003                                          3.00              .20
 June 30, 2003                                           1.20              .40
 September 30, 2003                                       .40              .20
 December 31, 2003                                       1.80              .20

On April 15, 2004, the closing bid price for our common stock was $.25 per share.

HOLDERS

As of April 14, 2004, there were approximately 170 record holders of our common stock.

DIVIDENDS

We have never declared any cash dividends with respect to our common stock. Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

Effective January 2004, we converted an aggregate of approximately $196,900 in debt into an aggregate of 19,690,000 restricted shares of our common stock. Following the effectuation of our 20:1 reverse stock split on March 22, 2004 these shares became approximately 984,500 shares. The conversions were made pursuant to Debt Conversion and General Release Agreements between us and three persons. We have agreed to register these shares on behalf of the recipients thereof.

On January 1, 2004 we issued a 10%, $250,000 promissory note to BG Capital Group Bahamas Ltd. in consideration of $250,000 advanced to us for use as working capital. $197,500 of this amount was advanced to us prior to December 31, 2003. The Note is due January 1, 2005, or earlier in the event that we consummate a business combination with an entity having revenues of $3,000,000 or more in its last completed fiscal year. In such latter event, the Note is due thirty days after the completion of the business combination.

Effective January 2004, we converted an aggregate of $170,000 in Note principal plus all interest then due thereon into an aggregate of 18,360,000 restricted shares of our common stock. Following the effectuation of our 20:1 reverse stock split on March 22, 2004 these shares became approximately 918,000 shares. The conversions were made pursuant to Note Cancellation and Release Agreements between us and nine persons. We have agreed to register these shares on behalf of the recipients thereof.

In April 2004, we issued an aggregate of 5,405,055 restricted shares (the "Interhold Shares") of our common stock to Interhold Co. and its designees pursuant to a February 28, 2004 Note Cancellation and General Release under which a $308,000 promissory note of Reink Imaging USA, Ltd. in favor of Interhold Co., plus all interest due thereon was cancelled. Also cancelled was an April 7, 2003 Guarantee and Security Agreement between Interhold and us which had been put in place as a result of a January 2002 agreement. We have agreed to register the Interhold shares on behalf of the recipients thereof.

In April 2004, we issued an aggregate of 2,350,500 restricted shares (the "Manchester Shares") of our common stock to designees of Manchester Administrative Services Ltd. ("Manchester") pursuant to a February 28, 2004 Debt Conversion and General Release under which a debt of ours to Manchester in the approximate amount of $328,500 was cancelled. This debt was incurred pursuant to our January 6, 2003 Consulting Agreement with Manchester and includes debts incurred in January and February 2004. We have agreed to register the Manchester Shares on behalf of the recipients thereof.

In April 2004, we issued an aggregate of 185,000 restricted shares (the "Stock") to 3 persons pursuant to Note Cancellation and General Release Agreements dated February 25, 2004; March 29, 2004; and March 30, 2004 respectively. Under these agreements an aggregate of $185,000 of note principal plus all accrued interest due thereon was cancelled in consideration for the Stock. We have agreed to register these shares on behalf of the recipients thereof.

In April 2004, we issued a $70,000 convertible promissory note bearing interest at 10% per annum to Manchester Consolidated Corp. The note is due on demand. It is convertible into shares of our common stock at a conversion price of $1.00 per share.

On April 15, 2004 we granted 100,000 stock options to each of Wayne Maddever, William Smith and Anthony Pallante in consideration of services rendered in connection with our corporate reorganization and services related to Reink USA's bankruptcy. These options vest over a three year period commencing on the first anniversary of the issuance date and are exercisable for a period of ten years from issuance.

                            ITEM 6. PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Report.

We have ceased operations until additional financing has been obtained in order to restart operations or acquire an existing business. We have been in various discussions, from time to time, with existing businesses within the Imaging consumables segment, with respect to possible mergers, acquisitions and other business combinations, and plans to continue these type of discussions in the future. There can be no assurances that any of these discussions will be successful, and if not, we may have to cease operations permanently.

As a result of the departure of certain former officers, in January 2003 we closed down our manufacturing facility in Pennsauken, New Jersey and moved all inventory and equipment to other locations. At December 31, 2002 we wrote down inventories related to the impact ribbons and toner product lines to their estimated fair values, and had an impairment charge on certain fixed assets as a result of closing the manufacturing facility. In addition at December 31, 2002 we had an impairment charge on our goodwill relating to the changes to the impact ribbon and toner product lines and wrote down the goodwill to nil.

In January, 2003 the three largest creditors of Reink USA filed a petition to force Reink USA into Chapter 7 under the US Federal Bankruptcy Code. We believe that some of the creditors involved with the petition assisted a new business, which competed directly with us, that had been founded by the former officers. Reink USA filed a motion to have the petition thrown out since the third creditor withdrew from the filing and also since the counsel for the petitioners withdrew. Subsequently the remaining two creditors provided a new third creditor and amended the filing. This new third creditor also subsequently withdrew and the two remaining creditors found two other creditors and filed an amendment. During March 2003, the subsidiary's motion to convert to a voluntary chapter 11 was accepted by the District of New Jersey, Federal Bankruptcy Court. Due to failed negotiations with our largest suppliers, on July 10, 2003, Reink USA was moved from Chapter 11 "Reorganization" into Chapter 7 "Liquidation" and a Bankruptcy Trustee was appointed to administer the estate. As a result, we lost control of Reink USA and Reink USA is presented for all periods as a discontinued operation.

We have financed our cash requirements primarily through sales of our securities to accredited investors, operations, and bank borrowings. We had a lending facility with an asset based lender providing a $1,000,000 facility based on 80% of accounts receivable. As a result of ceasing operations we terminated this facility after meeting all obligations under the agreement.

As of December 31, 2003, we had a working capital deficiency of $3,919,762 (including $2,125,341 related to the discontinued operation leaving a net working capital deficiency of approximately $1,794,421).

During January through April, 2004, we converted notes payable of $816,318 and other liabilities of $426,650 for a total of $1,242,968 into 9,843,055 common shares. We have no further obligations related to these notes and other liabilities which were converted.

The auditor's report on our financial statements included in this Report herein contains an explanatory paragraph about our ability to continue as a going concern. We expect that to restart operations it will require capital infusions of a minimum of $2,000,000 necessary to fund the purchase of inventory and to meet our working capital needs.

Except as provided above, we have no present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except as noted above, we know of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way. We have no material commitments for capital expenditures. We know of no material trends, favorable or unfavorable, in our capital resources. We do not presently engage in any product research or development and have no plans to do so in the foreseeable future. We do not own any plant or significant equipment. We have no present plans to add employees although we may do so in the foreseeable future if we engage in any merger or acquisition transactions.

                          ITEM 7. FINANCIAL STATEMENTS

The financial statements are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements included.

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING, AND FINANCIAL DISCLOSURE

Feldman Sherb & Co., P.C., a professional corporation of certified public accountants ("Feldman") was our independent auditing firm, for the year ended December 31, 2001 and through the period ended April 17, 2002. Feldman was merged into Grassi & Co. ( "Grassi") on April 17, 2002 with Grassi as the successor firm. Except as described in the following sentence, the reports of Feldman or Grassi on our financial statements for either of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The report of Feldman on our financial statements for the fiscal year ended December 31, 2001 does, however, contain an expression of substantial doubt regarding our ability to continue as a going concern. In addition, during our two fiscal years up to and including through May 1, 2003, there was no disagreement with Grassi on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

On May 1, 2003 Marcum & Kliegman LLP ("MKLLP") was engaged as our new independent accountants, commencing with the audit for the year ending December 31, 2002. During the two most recent fiscal years and the interim period preceding the engagement of MKLLP, we have not consulted with MKLLP regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us by MKLLP that MKLLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a "disagreement" or event identified in response to paragraph (a)(1)(iv) of Item 304, as those terms are used in Item 304(a)(1)(iv) of Regulations S-B and S-K and the related instructions to Item 304 of Regulations S-B and S-K.

                        ITEM 8A. CONTROLS AND PROCEDURES

Our principal executive and financial officer evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report. Based on this evaluation, our principal executive and financial officer concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

                                    PART III

          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer's successor is elected or appointed and qualified or until such officer's earlier resignation or removal. No family relationships exist between any of our present directors and officers.

The following table sets forth certain information, as of April 12, 2004, with respect to our directors and executive officers.

                                                                                Date of Election
                                                                                or Appointment
Name                   Positions Held                                    Age      as Director
----                   --------------                                    ---      -----------
Wayne J. Maddever      President, Chief Executive Officer, Director       55     October 2000

William Smith          Secretary, Treasurer, Chief Financial Officer,     40       May 2000
                       Director

The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

WAYNE J. MADDEVER, PH.D., P. ENG., joined us as a Director in October, 2000 and was appointed CEO on January 10, 2003. From January, 1999 until October, 2000, Dr. Maddever was General Manager of Sanden Machine, Ltd., a Cambridge, Ontario, Canada supplier of web offset printing equipment to the forms, direct mail and commercial printing industries. From December, 1996 to January, 1999, Dr. Maddever served as President of Resource Plastics, Inc., the largest recycler of film and rigid plastics in Canada. From May, 1991 to December 1996, Dr. Maddever served as General Manager of MG Canada, a subsidiary of Messen Greishein Gnbh, Germany's largest industrial gas company. Dr. Maddever received is Doctorate in Metallurgical and Materials Science Engineering from the University of Toronto in 1978.

WILLIAM M. SMITH joined us in May, 1999, as Chief Financial Officer and has served as a Director since May, 2000. From April, 1998 to March, 1999, Mr. Smith was the CFO of the Locator Group Inc., a leader in the publishing industry. From September, 1994 to March, 1998, Mr. Smith was Vice President and Treasurer of Cott Corporation, a publicly traded company in both Canada and the United States. Cott Corporation is the largest private label manufacturer of soft drinks in North America. Prior to 1994, Mr. Smith was the Treasurer and Officer at Molson Breweries responsible for all financing, cash flow, leasing and foreign exchange, amongst other senior financial responsibilities. Mr. Smith is a chartered accountant and graduated with honors from the University of Waterloo, Canada with a Bachelor of Mathematics degree in 1987.

BOARD OF DIRECTORS

Our directors presently receive no cash remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

There were no issuances of securities to or dispositions of securities by Wayne Maddever, William Smith, or Anthony Pallante during 2003. Accordingly, no
Section 16 filings were made by Mr. Maddever, Mr. Smith, or Mr. Pallante with respect to 2003.

                         ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended December 31, 2003 to
(i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2003 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2003 that received annual compensation during the fiscal year ended December 31, 2003 in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                Annual Compensation                         Long Term Compensation
                                    --------------------------------------------    -------------------------------------
                                                                                          Awards              Payments
                                                       Restricted     Securities    ---------------------   ------------
Name of Individual                                    Other Annual      Stock       Underlying/   LTIP        All Other
and Principal Position    Year      Salary     Bonus  Compensation      Award(s)    Options/SARs  Payouts   Compensation
----------------------    ----      ------     -----  ------------      --------    ------------  -------   ------------
Wayne Maddever            2003     $58,000(1)   $0        $0             0                0          0           0
President / CEO           2002     $0           $0        $0             0            2,500(2)       0           0
                          2001     $0           $0        $0             0                0          0           0

(1) Includes $20,000 which was converted in January 2004, through BBP Consulting, into 100,000 shares of our common stock.

(2) In January 2002 Mr. Maddever received 2,500 stock options which vest over a period of three years. The options are exercisable at an exercise price of $5.00 per share.

No options were granted to officers and directors during the year ended December 31, 2003. No stock appreciation rights ("SAR's") were granted. During April 2004 the named executive was granted 100,000 stock options at an exercise price of $0.25 per share.

The following table sets forth information as to Options held by the named executive officer at December 31, 2003:

                                                 Number of
                                                 Securities            Value of
                                                 Underlying            Unexercised
                                                 Unexercised           In-the-Money
                                                 Options at            at Fiscal
                     Shares                      Fiscal Year End       Year End
                     Acquired        Value       Exercisable/          Exercisable/
Name of Individual   Upon Exercise   Realized    Unexercisable         Unexercisable
------------------   -------------   --------    -------------         -------------
Wayne Maddever          N/A            N/A       833 Exercisable/        $0 Exercisable/
                                                 1,667 Unexercisable     $0 Unexercisable

EMPLOYEE STOCK OPTION PLAN

On April 5, 2000, our Board of Directors (the "Board") approved an Employee Stock Option Plan (the "Option Plan") which was subject to approval by our shareholders. Under the Option Plan, our Board in its discretion, may grant stock options to purchase shares of our common stock to officers and employees, including directors who are employees of the Company. The Board authorized the reservation of 1,000,000 common shares in conjunction with the authorization to grant an aggregate of 1,000,000 options pursuant to the Option Plan. Our shareholders approved the Option Plan on April 6, 2000.

On May 26, 2000, our Board of Directors approved the grant of stock options to various employees. The options have an exercise price of $13.40 per share and vest over a period of three years. A total of 62,625 options were granted to various employees and officers under the Option Plan.

On December 14, 2001 we granted 2,500 options with an exercise price of $5.00 per share.

On January 10, 2002 we granted 20,750 options with an exercise price of $5.00 per share to various employees of the Company.

On April 15, 2004 we granted 300,000 options with an exercise price of $.25 per share. The Board approved the number of options allowed under the plan at a total of 1.5 million.

As of December 31, 2003, stock option activity is summarized as follows:

                                         Number of Options
Options                                  and Underlying Shares  Exercise Price
-------                                  ---------------------  --------------

Authorized                                    1,500,000         n/a
Granted                                          85,875         $13.40/$5.00
Exercised                                             0         n/a
Cancelled                                        48,375         $13.40/$5.00

Available for grant
 at December 31, 2003                         1,462,500         n/a

As result of grants after December 31, 2003, the total number of options outstanding as at April 16, 2004 is 337,500.

EMPLOYMENT AGREEMENTS

We executed an Employment Agreement with William E. Gallagher which commenced October 1, 1999. The Employment Agreement provided that Mr. Gallagher was to receive a base salary of $135,000 and yearly bonuses up to one hundred percent (100%) of his base salary, said bonus structured sixty percent (60%) on objective achievement and forty percent (40%) on our profitability as established by our Compensation Committee. Mr. Gallagher was guaranteed a minimum bonus of $15,000 per year which he received for the year ended December 31, 2001. In the event of termination by us, without cause, Mr. Gallagher was entitled to the balance remaining in the Employment Agreement. During the term of his employment and for a period of twelve (12) months after he received his last compensation under the Employment Agreement, Mr. Gallagher could not directly or indirectly compete with us. Mr. Gallagher resigned effective December 31, 2002. Prior to resigning Mr. Gallagher was involved in the dismissal of all employees of Reink USA. We commenced legal proceedings against three former officers, including Mr. Gallagher, for actions we believe to be in violation of non-competition and confidentiality clauses within their employment contracts.

We executed an Employment Agreement with Robert Sinatra which commenced October 1, 1999. The Employment Agreement provided that Mr. Sinatra was to receive a base salary of $90,000 and yearly bonuses up to forty percent (40%) of his base salary, said bonus structured fifty percent (50%) on objective achievement and fifty percent (50%) on our profitability as established by our Compensation Committee. In the event of termination by us, without cause, Mr. Sinatra was entitled to the balance remaining in the Employment Agreement. During the term of his employment and for a period of twelve (12) months after he received his last compensation under the Employment Agreement, Mr. Sinatra could not directly or indirectly compete with the Company. Mr. Sinatra resigned effective December 31, 2002. Prior to resigning, Mr. Sinatra was involved in the dismissal of all employees of Reink USA and left us with no employees. We commenced legal proceedings against three former officers, including Mr. Sinatra, for actions we believe to be in violation of non-competition and confidentiality clauses within their employment contracts.

Effective January 6, 2003 we executed a consulting agreement with BBP Consulting ("BBP"), a sole proprietorship owned by Wayne Maddever, whereby BBP provides us with services of Wayne Maddever. Pursuant to the consulting agreement, BBP is paid consulting fees of up to $15,000 per month. Mr. Maddever earned $58,000 under this agreement for 2003. At the end of each quarter, under this agreement, Mr. Maddever has the right to convert any unpaid fees into our common stock at the greater of $1.00 per share or 80% of the then market price. This agreement continues until terminated and can be terminated by us upon 12 months written notice.

Effective January 6, 2003 we executed a consulting agreement with Manchester Administrative Services Inc. ("Manchester Administrative"), a corporation owned by Anthony Pallante, to provide us with the services of various individuals. Thereunder, Manchester Administrative is paid consulting fees of up to $40,000 per month depending on the level of work completed. Fees are invoiced monthly on an ongoing basis. Pursuant to this agreement, we receive the services of William Smith, who signed the contract on behalf of Manchester Administrative, as Executive Vice President. Manchester Administrative earned approximately $460,000 under this agreement for 2003, approximately $86,400 of which was paid to William Smith. At the end of each quarter, under this agreement, Manchester Administrative has the right to convert any unpaid fees into our common stock at the great of $1.00 per share or 80% of the then market price. This agreement continues until terminated and can be terminated by us upon 12 months written notice.

OPTION/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

The named executive received no options or SAR grants in 2003.

STOCK APPRECIATION RIGHTS

The named executive did not receive any stock appreciation rights from us during the fiscal year ended December 31, 2003.

LONG TERM INCENTIVE PLAN AWARDS

We made no long-term incentive plan awards to the named executive officer during the fiscal year ended December 31, 2003.

COMPENSATION OF DIRECTORS

Our directors receive no cash remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed to date.

REPORT ON REPRICING OF OPTIONS/SARS

During the fiscal year ended December 31, 2003 we did not adjust or amend the exercise price of any stock options or SARs owned by the named executive.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of April 19, 2004 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

                                                           SHARES OF COMMON   PERCENTAGE OF
NAME AND ADDRESS           POSITION                         STOCK OWNED(1)     OWNERSHIP
----------------           ---------                        --------------    -------------
Wayne J. Maddever          Director, President, and            103,316(2)           .95%
c/o Adsero Corp.           Chief Executive Officer
2085 Hurontario Street
Suite 300
Mississauga, Ontario
L5A 4G1

William M. Smith           Director, Secretary, Treasurer      421,166(3)          3.85%
c/o Adsero Corp.           and Chief Financial Officer
2085 Hurontario Street
Suite 300
Mississauga, Ontario
L5A 4G1

Anthony M. Pallante        Shareholder                       1,086,666(4)          9.95%
c/o Manchester
Consolidated Corp.
120 Adelaide Street West
Suite 2401
Toronto, Ontario, M5H 1T1

All officers and directors
as a group (2 persons)                                         524,482             4.80%

1. As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

2.    Includes 1,666 shares underlying presently exercisable stock options.

3.    Includes 9,166 shares underlying presently exercisable stock options.

4. The shares are issued in the name of Manchester Consolidated Corp. which is controlled by Anthony M. Pallante, former Chairman of the Company's Board of Directors Includes 9,166 shares underlying presently exercisable stock options. Excludes 500,000 shares owned by R World Inc., a corporation in which Mr. Pallante has 40% ownership.

CHANGES IN CONTROL

      Not Applicable.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 2001 we authorized the issuance of 12,500 shares at $6.00 per share to William Smith and 2,500 shares at $6.00 per share to Robert Sinatra in consideration for services.

Effective January 6, 2003 we executed a consulting agreement with BBP Consulting ("BBP"), a sole proprietorship owned by Wayne Maddever, whereby BBP provides us with services of Wayne Maddever. Pursuant to the consulting agreement, BBP is paid consulting fees of up to $15,000 per month. Mr. Maddever earned $58,000 under this agreement for 2003. At the end of each quarter, under this agreement, Mr. Maddever has the right to convert any unpaid fees into our common stock at the greater of $1.00 per share or 80% of the then market price. This agreement can be terminated by us upon 12 months written notice.

Effective January 6, 2003 we executed a consulting agreement with Manchester Administrative Services Inc. ("Manchester Administrative"), a corporation owned by Anthony Pallante, to provide us with the services of various individuals. Thereunder, Manchester Administrative is paid consulting fees of up to $40,000 per month depending on the level of work completed. Fees are invoiced monthly on an ongoing basis. Pursuant to this agreement, we receive the services of William Smith, who signed the contract on behalf of Manchester Administrative, as Executive Vice President. Manchester Administrative earned approximately $460,000 under this agreement for 2003, approximately $86,400 of which was paid to William Smith. At the end of each quarter, under this agreement, Manchester Administrative has the right to convert any unpaid fees into our common stock at the greater of $1.00 per share or 80% of the then market price. This agreement continues until terminated and can be terminated by the Company upon 12 months written notice.

In January 2004 we entered into an exclusive financing arrangement with Manchester Consolidated Corp., a corporation owned by Anthony Pallante whereby a fee would be paid, by us, upon successful completion of a financing or any acquisitions, mergers, or other business combinations, by Manchester. The fees for financing are 10% up to $2 million plus, 7% on $2 million to $5 million plus, 5% on any excess over $5 million and the fees for an acquisition are based on the transaction value and are 12% on first $5 million plus, 7% on next $5 million and 4% on any excess value over $10 million. Where Manchester raised financing and assisted in a merger in the same transaction then it will be entitled to the larger fee under the two provisions. Either party to the agreement can terminate, without penalty, with 9 months written notice.

Effective January 2004, we converted an aggregate of approximately $196,900 in debt into an aggregate of 19,690,000 restricted shares of our common stock. Following the effectuation of our 20:1 reverse stock split on March 22, 2004 these shares became approximately 984,500 shares. The conversions were made pursuant to Debt Conversion and General Release Agreements between us and three persons. 100,000 of these shares were issued to Wayne Maddever in connection with the conversion by BBP Consulting of $20,000 of debt. 384,500 of these shares were issued to William Smith, through Manchester Administrative Services, in connection with the conversion of $76,900 owed to Manchester Administrative Services in connection with services performed by William Smith prior to 2003. 500,000 of these shares were issued to R. World Inc. in connection with the conversion of $100,000 of debt.

In April 2004 we issued an aggregate of 2,350,500 restricted shares (the "Manchester Shares") of our common stock to designees of Manchester Administrative Services Ltd. ("Manchester") pursuant to a February 28, 2004 Debt Conversion and General Release under which a debt of ours to Manchester in the approximate amount of $328,500 was cancelled. This debt was incurred pursuant to our January 6, 2003 Consulting Agreement with Manchester and includes debts incurred in January and February 2004. 920,000 of the Manchester Shares were issued to Manchester Consolidated Corp.

In April 2004 we issued a $70,000 convertible promissory note bearing interest at 10% per annum to Manchester Consolidated Corp. The note is due on demand. It is convertible into shares of our common stock at a conversion price of $1.00 per share.

On April 15, 2004 we granted 100,000 stock options to each of Wayne Maddever, William Smith and Anthony Pallante in consideration of services rendered in connection with our corporate reorganization and services related to Reink USA's bankruptcy. These options vest over a three year period commencing on the first anniversary of the issuance date and are exercisable for a period of ten years from issuance.

                 ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

Financial Statements                                                        Page
--------------------                                                        ----

Independent Auditors Report - Marcum & Kliegman LLP..........................F-1

Consolidated Balance Sheet as at December 31, 2003...........................F-2

Consolidated Statement of Operations
for the years ended December 31, 2003 and December 31, 2002..................F-3

Consolidated Statements of Changes in Stockholders'
Equity (Deficiency)..........................................................F-4

Consolidated Statement of Cash Flows for the years ended December 31, 2003 and December 31, 2002........................................................F-5

Notes to Consolidated Financial Statements...................................F-6

FINANCIAL STATEMENT SCHEDULES

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2003.

EXHIBITS

      The following exhibits are included as part of this report:

Exhibit
No.      Description
-------  -----------

2 Plan and Agreement of Reorganization by Merger of Adsero Corp. With and Into Newmarket Strategic Development Corp. Under the Name of Adsero Corp. (1)

3.1      Articles of Incorporation and Amendments (1)

3.2      By-Laws (1)

3.3 Certificate of Amendment to the Certificate of Incorporation as filed with the Delaware Secretary of State on March 19, 2004

9 Agreement for Sale and Purchase of Assets of Assembly Services Unlimited, Inc. d/b/a Wildan Services and Membership Certificates of Brittany LLC and Plan of Reorganization (1)

10.1     Exclusive Agreement for Distribution of Product (1)

10.2     Employment Agreements: William E. Gallagher (1) Robert Sinatra (1)

10.3 Consulting Agreement dated as of January 6, 2003 between Registrant and BBP Consulting

10.4 Consulting Agreement dated as of January 6, 2003 between Registrant and Manchester Administrative Services Inc.

10.5 Exclusive Financial Advisor Agreement dated January 1, 2004 between Registrant and Manchester Consolidated Corp.

10.6 $250,000 Promissory Note of Registrant dated January 1, 2004 issued to BG Capital Group Bahamas Ltd.

31.1     Rule 13(a)-14(a) / 15(d)-14(a) Certificates of Principal Executive
         Officer

31.2     Rule 13(a)-14(a) / 15(d)-14(a) Certificates of Principal Financial
         Officer

32.1     Rule 1350 Certification of Chief Executive Officer

32.2     Rule 1350 Certification of Chief Financial Officer

(1) Incorporated by reference to Registrant's Form 10 (SEC File No.: 0-31040) as filed on February 9, 2001.

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Board of Directors to be performed by our principal accountants. Our Board of Directors currently has not approved Marcum & Kliegman LLP to perform any non-audit services other than services related to tax advice, tax compliance and tax preparation.

Audit Fees.

Our principal accountants billed us for aggregate fees in the amount of approximately $69,500 and $90,350 for the fiscal years ended December 31, 2003 and 2002, respectively including audit fees of approximately $66,000 and $81,850 respectively.

Audit-Related Fees.

Our principal accountants billed us for aggregate fees in the amount of $0 and $0 for the fiscal years ended December 31, 2003 and 2002, respectively, for audit related fees.

Tax Fees.

Our principal accountants billed us for aggregate fees in the approximate amount of $0 and $8,500 for the fiscal years ended December 31, 2003 and 2002, respectively, for tax compliance, tax advice, and tax preparation.

All Other Fees.

Our principal accountants billed us for aggregate fees in the appropriate amount of $3,500 and $0 for the fiscal years ended December 31, 2003 and 2002 for other fees.

Audit Committee's Pre-Approval Practice.

Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by our audit committee or unless the services meet certain de minimis standards.

The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

--------------------------------------------------------------------------------
             Percentage of total fees paid to principal accountants
--------------------------------------------------------------------------------
                                        Fiscal Year 2003        Fiscal Year 2002
--------------------------------------------------------------------------------
Audit fees                                    95%                     91%
--------------------------------------------------------------------------------
Audit-related fees                             0%                      0%
--------------------------------------------------------------------------------
Tax fees                                       0%                      9%
--------------------------------------------------------------------------------
All other fees                                 5%                      0%
--------------------------------------------------------------------------------

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                        ADSERO CORP.


Dated:  April 23, 2004                  By: /s/ Wayne Maddever
                                           -------------------------------------
                                           Wayne J. Maddever
                                           President & Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 23rd day of April, 2004.

                                        /s/ Wayne Maddever
                                        ----------------------------------------
                                        Wayne Maddever, President,
                                        Chief Executive Officer, Director


                                        /s/ William Smith
                                        ----------------------------------------
                                        William Smith, Secretary, Treasurer,
                                        Chief Financial and Accounting Officer
                                        and Director

                          ADSERO CORP. AND SUBSIDIARIES
                             (FORMERLY REINK CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Adsero, Corp. (formerly Reink, Corp.) & Subsidiaries

We have audited the accompanying consolidated balance sheet of Adsero, Corp. & Subsidiaries (a Development Stage Company) as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adsero, Corp. & Subsidiaries (A Development Stage Company) as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has ceased operations and has become a development stage company. There can be no assurances that the Company can restart operations or that the Company will be successful in its attempts to generate positive cash flows or raise sufficient capital essential to its survival. Additionally, even if the Company does raise operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable it to develop its business to a level where it will generate profits and positive cash flows. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Marcum & Kliegman, LLP

New York, New York
April 21, 2004

                          ADSERO CORP. AND SUBSIDIARIES
                             (formerly Reink Corp.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003

                                     ASSETS
CURRENT ASSETS
               Cash                                                                      $        444
                                                                                         ------------
                    TOTAL CURRENT ASSETS                                                          444
                                                                                         ============

  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
               Accounts Payable                                                          $    274,157
               Accrued Expenses (including $326,650 to a related parties)                     354,150
               Liabilities of Discontinued Operation                                        2,125,341
               Notes Payable - Related Party (including accrued interest of $113,480)         533,980
               Notes Payable (including accrued interest of $80,078)                          435,078
               Loan payable                                                                   197,500
                                                                                         ------------
                    TOTAL CURRENT LIABILITIES                                               3,920,206
                                                                                         ------------

STOCKHOLDERS' DEFICIENCY
               Common Stock, $.001 par value, 100,000,000 shares authorized,                    1,083
                  1,082,643 shares issued and outstanding
               Additional Paid-In-Capital                                                   6,306,417
               Accumulated Deficit                                                        (10,227,262)
                                                                                         ------------
                    TOTAL STOCKHOLDERS' DEFICIENCY                                         (3,919,762)
                                                                                         ------------
                                                                                         $        444
                                                                                         ============

                 See notes to consolidated financial statements

                          ADSERO CORP. AND SUBSIDIARIES
                             (formerly Reink Corp.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year ended December 31,
                                                   -----------------------------
                                                       2003             2002
                                                   -----------      -----------

REVENUES                                           $        --      $        --

COST OF GOODS SOLD                                          --               --
                                                   -----------      -----------
      GROSS PROFIT                                          --               --
                                                   -----------      -----------

OPERATING EXPENSES
      Selling, general and administrative              811,940          307,991
      Research and development                              --          130,300
      Impairment of asset                               89,000               --
      Depreciation and amortization                      8,000           16,000
                                                   -----------      -----------
      TOTAL OPERATING EXPENSES                         908,940          454,291
                                                   -----------      -----------

LOSS FROM OPERATIONS                                  (908,940)        (454,291)

      INTEREST EXPENSE                                 136,457           91,672
                                                   -----------      -----------

LOSS FROM CONTINUING OPERATIONS                     (1,045,397)        (545,963)

LOSS FROM DISCONTINUED OPERATIONS                     (581,504)      (1,634,162)
                                                   -----------      -----------

NET LOSS                                           $(1,626,901)     $(2,180,125)
                                                   ===========      ===========

PER SHARE INFORMATION

NET LOSS FROM CONTINUING
OPERATIONS                                         $     (0.96)     $     (0.50)

NET LOSS FROM DISCONTINUED
OPERATIONS                                               (0.54)           (1.51)
                                                   -----------      -----------

NET LOSS PER SHARE,
      BASIC AND DILUTED                            $     (1.50)     $     (2.01)
                                                   ===========      ===========

WEIGHTED AVERAGE NUMBER OF
      SHARES USED IN  COMPUTATION                    1,082,643        1,082,643
                                                   ===========      ===========

                 See notes to consolidated financial statements

                          ADSERO CORP. AND SUBSIDIARIES
                             (formerly Reink Corp.)
                          (A Development Stage Company)

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                                              Common Stock              Additional                                        Total
                                       ----------------------------      Paid-In       Accumulated    Shares to be    Stockholders'
                                          Shares          Amount         Capital         Deficit         Issued          Deficit
                                       ------------    ------------    ------------    ------------   ------------    ------------
Balance - January 1, 2002                 1,018,893           1,019       5,871,260      (6,420,236)       232,000        (315,957)
                                       ------------    ------------    ------------    ------------   ------------    ------------

  Sale of stock and warrants for cash        48,750              49         311,951              --             --          80,000

  Expense re Warrants issued                                                 33,221              --             --          33,221

  Stock issued for services                  15,000              15          89,985              --       (232,000)         90,000

  Net loss                                       --              --              --      (2,180,125)            --      (2,180,125)
                                       ------------    ------------    ------------    ------------   ------------    ------------
Balance - December 31, 2002               1,082,643    $      1,083    $  6,306,417    $ (8,600,361)            --    $ (2,292,861)

  Net loss                                       --              --              --      (1,626,901)            --      (1,626,901)
                                       ------------    ------------    ------------    ------------   ------------    ------------
Balance - December 31, 2003               1,082,643    $      1,083    $  6,306,417    $(10,227,262)            --    $ (3,919,762)
                                       ============    ============    ============    ============   ============    ============

            See notes to consolidated financial statements

                          ADSERO CORP. AND SUBSIDIARIES
                             (formerly Reink Corp.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------
                                                                                     2003            2002
                                                                                 -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

                  Loss from Continuing operations                                 (1,045,397)       (545,963)
                  Loss from Discontinued operations                                 (581,504)     (1,634,162)
                                                                                 -----------     -----------

                  Net Loss                                                       $(1,626,901)    $(2,180,125)
                                                                                 -----------     -----------

               Adjustments to reconcile net loss to net cash provided used in operating activities:
                  Depreciation and amortization                                       14,780          16,000
                  Impairment of asset                                                 89,000       1,010,780
                  Accrued Interest on notes payable                                  100,660              --
                  Warrants issued in connection with notes payable                        --          33,221
                  Write down of fixed assets                                          61,939         391,331

               Changes in operating assets and liabilities:
                  Accounts receivable                                                246,599              --
                  Inventories                                                        343,423              --
                  Prepaid expenses and other current assets                               --              --
                  Accounts payable and accrued expenses                           (1,631,291)             --
                  Assets of discontinued operation                                        --         712,191
                  Liabilities of discontinued operation                            2,125,341        (198,766)
                                                                                 -----------     -----------
                        Total Adjustments                                          1,350,451       1,964,757

NET CASH USED IN OPERATING ACTIVITIES                                               (276,450)       (215,368)
                                                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
                  Proceeds from sale of fixed assets                                  21,377              --
                                                                                 -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
                  Proceeds from issuance of notes payable                            170,000         214,778
                  Decrease in due to related party                                        --        (231,600)
                  Repayment of Notes Payable - related party                              --          43,119
                  Proceeds from sales of common stock and warrants                        --          80,000
                  Repayment of borrowings from financing company                    (118,652)             --
                  Increase loan payable                                              197,500              --
                                                                                 -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            248,848         106,297
                                                                                 -----------     -----------

NET DECREASE IN CASH                                                                  (6,225)       (109,071)

CASH AT BEGINNING OF YEAR                                                              6,669         111,627
                                                                                 -----------     -----------

CASH AT END OF YEAR                                                              $       444     $     2,556
                                                                                 ===========     ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          ADSERO CORP. AND SUBSIDIARIES
                               FORMERLY REINK CORP
                           A DEVELOPMENT STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDING DECEMBER 31, 2003 AND DECEMBER 31, 2002

1.    ORGANIZATION AND SIGNIFICANT EVENTS

Adsero has ceased operations until additional funding is raised in order to restart operations and/or acquire an existing business. The Company has been in various discussions, from time to time, with existing businesses within the Imaging consumables segment, with respect to possible mergers acquisitions and other business combinations, and plans to continue these type of discussions in the future. There can be no assurances that any of these discussions will be successful, and if not, then the Company may have to cease operations permanently. Accordingly effective January 1, 2004 the Company will report results as a Development Stage Company.

Reink Corp. ("Reink") changed it's name to Adsero Corp. effective March 22, 2004 (the "Company" or "Adsero").

Reink was incorporated in Delaware on March 6, 1999 and, through its wholly owned subsidiaries Reink Imaging USA, Ltd.("Reink USA") and Reink Canada Corp.("Reink CA"), manufactured bulk ink, toner cartridges for sale to customers as well as ink for use in the manufacturing of ink jet refill kits using a patented method to refill ink jet cartridges and re-manufacture compatible cartridges. The products were sold to both wholesale distributors and retail office supply stores, both domestically and internationally.

On December 31, 2002, the CEO, VP of Finance and one of the production chemists from the Company's R&D facility resigned(the "Former Officers"). Prior to resigning the Former officers dismissed all employees of Reink USA. The Company commenced and continues to pursue legal proceedings against the Former Officers of the Company for actions it believes to be in violation of non-competition and confidentiality clauses within their employment contracts.

As a result of the departure of the Former Officers, in January 2003 the Company closed down its manufacturing facility in Pennsauken, New Jersey and moved all inventory and equipment to other locations. At December 31, 2002 the Company wrote down inventories to their estimated fair values, recorded an impairment charge on certain fixed assets as a result of closing the manufacturing facility, and recorded an impairment charge on its goodwill relating to the changes to the impact ribbon and toner product lines.

In January, 2003 the three largest creditors of Reink USA filed a petition to force the subsidiary into Chapter 7 under the US Federal Bankruptcy Code. Reink USA filed a motion to have the petition thrown out since the third creditor withdrew from the filing and also since the counsel for the petitioners withdrew. Subsequently the remaining two creditors provided a new third creditor and amended the filing. This new third creditor also subsequently withdrew and the two remaining creditors found two other creditors and filed an amendment. During March 2003, the subsidiary's motion to convert to a voluntary chapter 11 was accepted by the District of New Jersey, Federal Bankruptcy Court. Due to failed negotiations with the Company's largest suppliers, on July 10, 2003, Reink USA was moved from Chapter 11 "Reorganization" into Chapter 7 "Liquidation" and a Bankruptcy Trustee was appointed to administer the estate. As a result, the Company has lost control of Reink USA and Reink USA is presented for all periods as a discontinued operation.

In January 2004, the Company's Board of Directors, and a majority of the shareholders approved a one-for-twenty reverse stock split of the Company's Common Stock, effective March 22, 2004. All information presented reflects this reverse split.

The Company has incurred losses of approximately $1,600,000 and $2,200,000 for the years ended December 31, 2003 and 2002, respectively, and at December 31, 2003, had a working capital deficiency of approximately $3,900,000. The Company expects that to restart operations it will require capital infusions of a minimum of $2,000,000 necessary to fund the purchase of inventory and to meet the Company's working capital needs. During January to March 2003, the Company raised an additional $170,000 through the issuance of promissory notes bearing interest at 12%. Subsequent to year-end these and other notes were converted into common stock of the Company.

During April 2004 the Company issued a promissory note, to an existing shareholder, bearing interest at 10% for proceeds of $ 70,000. The note is due on demand and convertible into common shares of the Company at $1.00 share.

The recovery of assets and continuation of future operations are dependent upon the Company's ability to raise financing and restart operations and/or acquire an existing business, and its ability to generate revenues sufficient to fund its operations. There can be no assurances that the Company can restart operations or that the Company will be successful in its attempts to generate positive cash flows or raise sufficient capital essential to its survival. Additionally, even if the Company does raise operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable it to develop its business to a level where it will generate profits and positive cash flows. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a) Principals of consolidation - The consolidated financial statements include the accounts of the Company and its wholly own subsidiary, Reink CA. All material intercompany transactions have been eliminated.

      b) Accounting estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      c) Goodwill - Goodwill arose on the acquisition of the impact ribbon and remanufactured toner product lines during 1999 and was being amortized on a straight-line basis over 15 years through December 31, 2001.

            In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets", which is effective for the Company in 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. On January 1, 2002, the Company adopted SFAS 142 and accordingly performed a transitional goodwill impairment test within the required six months from adoption date. Based upon the test performed, the Company deemed that there was no impairment of goodwill. As discussed in Note 1 goodwill represented value attributed to these two product lines. In addition the Company closed down its manufacturing facility in Pennsauken, New Jersey and moved all inventory and equipment to other locations. Due to these changes as at December 31, 2002 the Company deemed the goodwill to be impaired and accordingly has recorded an impairment charge of the entire balance of $1,012,030.

      d) Fair value of financial instruments - The Company's financial instruments include cash, accounts receivable and accounts payable. Due to the short-term nature of these instruments, the fair value of these instruments approximates their recorded value. The Company believes it's debt, is stated at estimated fair market value.

      e) Stock based compensation - As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including "Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                                                     December 31,    December 31,
                                                                                        2003            2002
                                                                                     ------------    ------------
                Net loss as reported                                                   1,626,901       2,180,125

                  Less: stock-based employee compensation expense determined                   0         149,400
                                                                                       ---------       ---------
                        Under fair value-based methods for all awards

                    Pro forma net loss                                                 1,626,901       2,329,525
                                                                                       =========       =========

         Basic and diluted net loss per share as reported     1.50              2.01
                                                              ====              ====

         Pro forma Basic and dilutes net loss per share       1.50              2.15
                                                              ====              ====

         Pro forma Information

Pro forma information regarding net income is required by SFAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model to be $7.20 per share with the following weighted-average assumptions for the fifty-two weeks ended December 31, 2003:

         Assumptions
         -----------
         Risk-free rate                                                    1.81%
         Dividend yield                                                       0%
         Volatility factor of the expected market price of the
           Company's                                                        298%
         Common Stock
         Average life                                                   10 years

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

      f) Net Loss Per Share - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted.

            The Company's outstanding options of 37,500 and 85,875 and warrants of 76,430 and 76,430 for the years ended December 31, 2003 and 2002 respectively are not reflected in diluted earnings per share, because their effects would be anti-dilutive. Accordingly, basic and diluted loss per share are identical.

      g) Income taxes - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of such deferred tax asset.

      h) Revenue recognition - Income from sales of goods is recognized when the orders are completed and shipped, provided that collection of the resulting receivable is reasonably assured. Substantially all of the Company's goods are shipped F.O.B. shipping point. Amounts billed to customers are recorded as sales while the shipping costs are included in cost of sales.

      i) Research and development - Research and development expenditures are charged to operations as incurred.

      j) New accounting pronouncements In January 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, in December 2003, FASB deferred the latest date by which all public entities, which meet the definition of small business issuer under SEC Regulation S-B, must apply FIN 46 to the first interim or annual reporting period ended after December 15, 2004. The effect of the adoption of this new accounting pronouncement is not expected to have a significant impact on the Company financial statements.

            SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company implemented this standard effective January 1, 2003 with no material impact to the Company's financial statements.

            In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which is effective for contracts entered into or modified after June 30, 2003. SFAS 149 amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," to clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The effect of the adoption of this new accounting pronouncement on Company's financial statements has not been significant.

            In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"), which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The adoption of SFAS 150 did not have a material effect on the Company's financial statements.

3.    NOTES PAYABLE

In April 2002, the Company received an aggregate of $185,000 of bridge financing of which $125,000, $50,000 and $10,000 was due on June 2, 2002, June 24, 2002
and July 1, 2002, respectively. In consideration of the loans, the Company issued an aggregate of 5,180 warrants exercisable anytime over a period ranging from three to five years to purchase one share of common stock for each warrant at $10.00 per share. The Company recorded a charge of approximately $33,000 related to the issuance of such warrants recording the expense as a cost of financing. The aforementioned loans bear interest ranging from twenty-five percent (25%) to thirty percent (30%) per annum which commenced on the due date of the loans and continues since the loans have not yet been repaid. Subsequent to year-end all of the bridge financing was converted into 185,000 common shares.

During January through March 2003 the Company received an aggregate of $170,000 through the issuance of promissory notes bearing interest at 12%. Subsequent to year-end all the promissory notes were converted into 918,000 common shares.

On January 1, 2004 the Company issued a 10%, $250,000 promissory note to BG Capital Group Bahamas Ltd. in consideration of $250,000 ($197,500 was received prior to December 31, 2003) advanced for use as working capital. The Note is due January 1, 2005, or earlier in the event that the Company consummates a business combination with an entity having revenues of $3,000,000 or more in its last completed fiscal year. In such latter event, the Note is due thirty days after the completion of the business combination.

4.    RELATED PARTY TRANSACTIONS

      a.    NOTES PAYABLE RELATED PARTIES

      (i). The Company received advances from a shareholder aggregating $220,000 in December 2000 and January 2001. The borrowings are due on demand and bear interest at 3% per month. In exchange for a decrease in the interest rate down to 14% the Company agreed to provide a security interest over all its assets for the loan. The balance at December 31, 2003, including interest, is $381,240. In April 2004 the Company issued an aggregate of 5,405,055 restricted shares (the "Interhold Shares") of common stock to Interhold Co. and its designees pursuant to a February 28, 2004 Note Cancellation and General Release under which a $308,000 promissory note of Reink Imaging USA, Ltd. in favor of Interhold Co., plus all interest due thereon was cancelled. Also cancelled was an April 7, 2003 Guarantee and Security Agreement between Interhold and the Company which had been put in place as a result of a January 2002 agreement.

      (ii) On October 1, 1999, the Company purchased the membership certificates of Brittany, a limited liability company that owns the Company's New Jersey location, from the former shareholder of Assembly Services Unlimited, Inc. The purchase price was $250,000 payable in 12 monthly installments of $20,833. On May 26, 2000, the payment terms were amended whereby the Company's obligations would be repaid by January 1, 2001. In addition, on May 26, 2000, the Company issued 15,000 shares of common stock related to the former shareholder's agreement to modify the payment terms and recorded a charge to operations of $350,000. The balance on the note at December 31, 2003 is $152,740. The Company has commenced and continues to pursue litigation with the Former Officer related to violation of non-competition and confidentiality issues within his contract. During January, 2003 the New Jersey location was shutdown. A subsidiary company, Brittany LLC which owned the property, completed a deed in lieu of foreclosure related to a mortgage of $600,000 held on the property. The Company has no further obligations related to the property. The Company recorded a loss of approximately $199,000 on the disposal and the mortgage related to the property in New Jersey during the year-ended December 31, 2002.

      b.    CONSULTING FEES

            The Company expensed approximately $460,000 and $225,000 for the years ended December 31, 2003 and 2002, respectively, related to a consulting agreement with Manchester Administrative Services Inc. ("Manchester Administrative") a wholly owned subsidiary of a shareholder of the Company, owned by Anthony Pallante, to provide the services of various individuals. Thereunder, Manchester Administrative is paid consulting fees of up to $40,000 per month (up to $30,000 prior to January 1, 2003) depending on the level of work completed. Fees are invoiced monthly on an ongoing basis. Pursuant to this agreement, Manchester Administrative provides the services of William Smith, who signed the contract on behalf of Manchester Administrative, as Executive Vice President. During 2003 approximately $86,400 was paid to William Smith. After January 1, 2003, at the end of each quarter, under this agreement, Manchester Administrative has the right to convert any upaid fees into common stock of the Company at the greater of $1.00 per share or 80% of the then market price. This agreement continues until terminated and can be terminated by the Company upon 12 months written notice.

            Effective January 6, 2003 the Company executed a consulting agreement with BBP Consulting ("BBP"), a sole proprietorship owned by Wayne Maddever, whereby BBP provides the Company with services of Wayne Maddever. Pursuant to the consulting agreement, BBP is paid consulting fees of up to $15,000 per month. Mr. Maddever earned $58,000 under this agreement for 2003. At the end of each quarter, under this agreement, Mr. Maddever has the right to convert any upaid fees into common stock of the Company at the greater of $1.00 per share or 80% of the then market price. This agreement continues until terminated and can be terminated by the Company upon 12 months written notice.

            In January 2004 the Company entered into an exclusive financing arrangement with Manchester Consolidated Corp., a corporation owned by Anthony Pallante whereby a fee would be paid, by the Company, upon successful completion of a financing or any acquisitions, mergers, or other business combinations, by Manchester. The fees for financing are 10% up to $2 million plus, 7% on $2 million to $5 million plus, 5% on any excess over $5 million and the fees for an acquisition are based on the transaction value and are 12% on first $5 million plus, 7% on next $5 million and 4% on any excess value over $10 million. Where Manchester raised financing and assisted in a merger in the same transaction then it will be entitled to the larger fee under the two provisions. Either party to the agreement can terminate, without penalty, with 12 months written notice.

            During January through March, 2004, the Company converted notes payable of $816,318 and other liabilities of $426,650 for a total of $1,242,968 into 9,843,055 common shares of the Company (includes 5,405,055 common shares in Note 4a(i)). The conversions were made pursuant to Debt Conversion and General Release Agreements. 100,000 of these shares were issued to Wayne Maddever in connection with the conversion by BBP Consulting of $20,000 of debt. 384,500 of these shares were issued to William Smith, through Manchester Administrative Services, in connection with the conversion of $76,900 owed to Manchester Administrative Services in connection with services performed by William Smith prior to 2003. In order to induce conversion, the Company agreed to reduce the conversion price as outlined in the consulting agreements. The conversion transactions related to the consulting agreements will be subject to a charge to compensation at the time of conversion. The Company has no further obligations related to any of these notes and/or other liabilities which were converted into common shares.

5.    DISPOSAL OF SUBSIDIARY

            As discussed in Note 1, on July 10, 2003 Reink USA was moved from Chapter 11 "Reorganization" into Chapter 7 "Liquidation" and a Bankruptcy Trustee was appointed to administer and liquidate the estate. Since control of Reink USA was lost on July 10, 2003, the Company has reported Reink USA as discontinued operations. Assets of $370,816 have been written off. Liabilities are shown on the balance sheet as discontinued operations until the bankruptcy is adjudicated by the Bankruptcy court. The Company is unaware of any changes in the status of the Bankruptcy proceedings. The breakdown of the remaining liabilities of Reink USA at the time of moving into Chapter 7 "Liquidation" are as follows:

                                                  December 31, 2003

                  Accounts Payable                    1,806,242
                  Accrued Expenses                      319,099
                                                      ---------
                  Total Liabilities                  $2,125,341

The following table represents the results of the discontinued operations of Reink USA:

                                                       2003              2002
                                                   ----------        ----------

Revenues                                              183,097         7,497,238
Cost of Goods Sold                                    117,251         4,906,086
                                                   ----------        ----------
Gross Profit                                           65,846         2,591,152

Operating Expenses
Selling general and Administrative                    266,183         2,339,163
Impairment of Goodwill                                     --         1,010,780
Writedown of Fixed Assets                             370,816           391,331
Depreciation and amortization                           6,780           201,486
                                                   ----------        ----------

Loss from Operations                                 (577,933)       (1,351,607)

Interest Expense                                        3,571           282,555
                                                   ----------        ----------

Net Loss                                             (581,504)       (1,634,162)
                                                   ==========        ==========

6.    MORTGAGE PAYABLE

In connection with the purchase of Brittany, the Company, through a wholly owned Limited Liability Company, assumed a mortgage bearing interest at a rate of 14% per annum. The mortgage required monthly payments of interest only of $7,400 until December 31, 2001 when a balloon principal payment of $600,000 was due. The mortgagor extended the mortgage until June 30, 2002 in return for payments of $7,400 per month from January to March, 2002 and $8,000 per month from April to June, 2002. During July 1, 2002 to December 31, 2002 no payments were made on the mortgage. At December 31, 2002, the Company wrote down the land and building related to its discontinued operation in New Jersey to $600,000, which equaled the mortgage outstanding on the property. The Company recorded a loss of approximately $199,000 on the disposal and the mortgage related to the property in New Jersey during the year-ended December 31, 2002.In February 2003, the Company vacated the premises, and returned control to the mortgage holder in anticipation of completing a transfer of the deed in lieu of foreclosure. On June 23, 2003 the deed was transferred to the mortgage holder and the land and building, and the corresponding mortgage of $600,000, have been removed.

7.    STOCKHOLDERS DEFICIENCY

      STOCK ISSUED FOR SERVICES

      In April, 2002, the Company issued 15,000 shares of common stock, valued at $6.00 per share, to two officers of the Company for past services rendered valued at $90,000.

      PRIVATE PLACEMENTS

      In October 2001, the Company signed an agreement to issue 50,000 restricted shares of common stock and 25,000 warrants, exercisable at $6.40 per share to an unrelated party for $320,000, payable in three monthly payments, with the first payment being the date of the agreement. The agreement was subsequently modified where 48,750 shares and 24,375 warrants to be to be issued for payments totaling $312,000. $232,000 was received prior to December 31, 2001 with the balance received in January, 2002. The Company issued warrants, which vest one year from the date of issuance and expire in five years. The stock certificates were issued during 2002.

8.    STOCK OPTIONS

For disclosure purposes the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the year ended December 31, 2002: (i) annual dividends of $0.00, (ii) expected volatility of 298%, (iii) risk-free interest rate of 1.81%, and (iv) expected option lives of five years in each year. The weighted average fair value of the stock options granted for the year ended December 31, 2002 was $5.00 per share.

The following table summarizes the changes in options and warrants outstanding and the related exercise prices for the shares of the Company common stock:

                             Stock Options Under Plans                               Warrants
                     ------------------------------------------  --------------------------------------------
                                         Weighted                                     Weighted
                              Weighted    Average                         Weighted    Average
                              Average    Remaining                        Average    Remaining
                              Exercise  Contractual                       Exercise  Contractual
                     Shares    Price       life     Exercisable  Shares    Price       life       Exercisable
                     ------    -----       ----     -----------  ------    -----       ----       -----------
Outstanding at
January 1, 2002      65,125    $13.40    8.6 years    42,583     71,250    $15.20    4.1 years      71,250
   Granted           20,750    $ 5.00    9.0 years        --      5,180     10.00    4.5 years       5,180
                     ------    ------    ---------    ------     ------    ------    ---------      ------
Outstanding at
January 1, 2003      85,875    $13.00    8.6 years    42,583     76,430    $14.80    4.1 years      76,430
  Expired            48,375        --           --    10,083         --        --           --          --
                     ------    ------    ---------    ------     ------    ------    ---------      ------
Outstanding at
December 31, 2003    37,500    $11.72    6.9 years    32,500     76,430    $14.80    4.1 years      76,430
                     ======    ======    =========    ======     ======    ======    =========      ======

9.    INCOME TAXES

The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
At December 31, 2003, the Company has net operating loss carryforwards of approximately $8,500,000 which expire through 2023. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited. Based on this and the fact that the Company has generated operating losses through December 31, 2003, the deferred tax asset of approximately $3,400,000 has been offset by a valuation allowance of $3,400,000. During the year ended December 31, 2003, the Company recorded an increase in the valuation allowance of $400,000.

10.   COMMITMENTS AND CONTINGENCIES

Employment agreements

On December 31, 2002, the Company's CEO and VP of Finance resigned. On the same date, one of the production chemists from the R&D facility also resigned. Prior to resigning these three officers dismissed all the employees of Reink USA, which left the Company with no employees. On May 7, 2003 the Company commenced legal proceedings against these three former officers in the United States Bankruptcy Court for the District of New Jersey (Case Number 03-11053 (JHW)) for actions the Company believes to be in violation of non-competition and confidentiality clauses within their employment contracts. In this action the Company is seeking damages and other relief in the amount of $1,000,000. The prior officers filed a counter-suit against the Company for back wages and other costs. The Company considers the counter-claim to be without merit. On September 7, 2003 the Company filed a defense against the counter-claim.

11.   SUBSEQUENT EVENTS

In January 2004 the Company entered into an exclusive financing arrangement with Manchester Consolidated Corp., a shareholder of the Company, which is a corporation owned by Anthony Pallante whereby a fee would be paid, by the Company, upon successful completion of a financing or any acquisitions, mergers, or other business combinations, by Manchester. The fees for financing are 10% up to $2 million plus, 7% on $2 million to $5 million plus, 5% on any excess over $5 million and the fees for an acquisition are based on the transaction value and are 12% on first $5 million plus, 7% on next $5 million and 4% on any excess value over $10 million. Where Manchester raised financing and assisted in a merger in the same transaction then it will be entitled to the larger fee under the two provisions. Either party to the agreement can terminate, without penalty, with 12 months written notice.

Effective January 2004, the Company converted an aggregate of approximately $196,900 in debt into an aggregate of 19,690,000 restricted shares of common stock. Following the effectuation of the 20:1 reverse stock split on March 22, 2004 these shares became approximately 984,500 shares. The conversions were made pursuant to Debt Conversion and General Release Agreements between the Company and three persons. 100,000 of these shares were issued to Wayne Maddever, CEO of the Company, in connection with the conversion by BBP Consulting of $20,000 of debt. 384,500 of these shares were issued to William Smith, CFO of the Company, through Manchester Administrative Services, in connection with the conversion of $76,900 owed to Manchester Administrative Services in connection with services performed by William Smith prior to 2003. 500,000 of these shares were issued to
R. World Inc. in connection with the conversion of $100,000 of debt.

On January 1, 2004, the Company issued a 10%, $250,000 promissory note to BG Capital Group Bahamas Ltd. in consideration of $250,000 ($197,500 was received prior to December 31, 2003). The Note is due January 1, 2005, or earlier in the event that the Company consummates a business combination with an entity having revenues of $3,000,000 or more in its last completed fiscal year. In such latter event, the Note is due thirty days after the completion of the business combination.

In April 2004, the Company issued an aggregate of 2,350,500 restricted shares (the "Manchester Shares") of common stock to designees of Manchester Administrative Services Ltd. ("Manchester") pursuant to a February 28, 2004 Debt Conversion and General Release under which debt owed to Manchester in the approximate amount of $328,500 was cancelled. This debt was incurred pursuant to the January 6, 2003 Consulting Agreement with Manchester and includes debts incurred in January and February 2004. 920,000 of the Manchester Shares were issued to Manchester Consolidated Corp.

In April 2004, the Company issued a $70,000 convertible promissory note bearing interest at 10% per annum to Manchester Consolidated Corp. The note is due on demand. It is convertible into shares of common stock at a conversion price of $1.00 per share.

On April 15, 2004, the Company granted 100,000 stock options each to Wayne Maddever, William Smith and Anthony Pallante in consideration of services rendered in connection with the Company's corporate reorganization and services related to Reink USA's bankruptcy. These options, at an exercise price of $0.25, vest over a three year period commencing on the first anniversary of the issuance date and are exercisable for a period of ten years from issuance.