Form 10QSB
period 2004-03-31
REINK CORP
filed 2004-05-26
CIK 1103544

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the Transition Period from ___________ to ___________

                         Commission File Number: 0-31040

                               ADSERO CORPORATION
             (Exact name of Registrant as specified in its charter)

             Delaware                                65-0602729
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

                        2085 Hurontario Street, Suite 300
                              Mississaugua, Ontario
                                     L5A 4G1
          (Address of principal executive offices, including zip code)

                                 (905) 206-1604
              (Registrant's telephone number, including area code)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       The number of shares of the Registrant's common stock outstanding at May 19, 2004, was 10,925,755.

       Transitional Small Business Disclosure Format:Yes [ ]  No [X]

===============================================================================

                               ADSERO CORPORATION
                 MARCH 31, 2004 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----

         Special Note Regarding Forward Looking Statements .................3

                 PART I FINANCIAL INFORMATION

Item 1.  Financial Statements ..............................................4
Item 2.  Plan of Operation.................................................14
Item 3   Controls and Procedures...........................................15

                 PART II OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.........................15
Item 4.  Submission of Matters to a Vote of Security Holders...............17
Item 5.  Other Information.................................................17
Item 6.  Exhibits and Reports on Form 8-K..................................18

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

          In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                                PAGE
                                                                                             ----
         Consolidated Balance Sheet as of March 31, 2004 (unaudited)............................5

         Consolidated  Statements of Operations for the three months ended March
         31, 2004 and 2003 (unaudited) and for the period from
         January 1, 2004 (inception) to March 31, 2004 (unaudited)..............................6

         Consolidated  Statements of Cash Flows for the three months ended March
         31, 2004 and 2003 (unaudited) and for the period from
         January 1, 2004 (inception) to March 31, 2004 (unaudited)..............................7

         Notes to Financial Statements (unaudited)..............................................8

                          ADSERO CORP. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2004
                                   (unaudited)

                                    ASSETS

CURRENT ASSETS

               Cash                                                                    $         45

                                                                                       ------------
                    TOTAL CURRENT ASSETS                                                         45
                                                                                       ============


                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
               Accounts Payable                                                        $    136,781
               Accrued Expenses                                                              39,500
               Liabilities of Discontinued Operation                                      2,125,341
               Notes Payable - Related Party (including accrued interest of $45,300)        187,800
               Loan payable ( including interest of $6,250)                                 256,250
                                                                                       ------------
                    TOTAL CURRENT LIABILITIES                                             2,745,672
                                                                                       ------------



STOCKHOLDERS' DEFICIENCY
               Common Stock, $.001 par value, 100,000,000 shares authorized,                  1,083
                  1,082,700 shares issued and outstanding
               Additional Paid-In-Capital                                                 6,933,757
               Common stock to be issued (9,843,055 common shares)                        1,242,968
               Deficit accumulated during Development stage                                (696,173)
               Accumulated Deficit                                                      (10,227,262)
                                                                                       ------------
                    TOTAL STOCKHOLDERS' DEFICIENCY                                       (2,745,627)
                                                                                       ------------
                                                                                       $         45
                                                                                       ============

      See notes to condensed consolidated financial statements

                          ADSERO CORP. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                Three Months Ended             Cumulative from
                                              March 31,      March 31,   January 1, 2004 (inception)
                                               2004           2003         through March 31, 2004
                                            -----------    -----------  ----------------------------------
REVENUES                                    $        --    $        --  $                               -

COST OF GOODS SOLD                                   --             --                                  -
                                            -----------    -----------  ----------------------------------
      GROSS PROFIT                                   --             --                                  -
                                            -----------    -----------  ----------------------------------

OPERATING EXPENSES
      Selling, general and administrative        55,023        150,778                             55,023
      Conversion of debt expense                627,340             --                            627,340
      Depreciation and amortization                  --          4,000                                  -
                                            -----------    -----------  ----------------------------------
      TOTAL OPERATING EXPENSES                  682,363        154,778                             682,363
                                            -----------    -----------  ----------------------------------

LOSS FROM OPERATIONS                           (682,363)      (154,778)                          (682,363)

      INTEREST EXPENSE                           13,810         33,493                             13,810
                                            -----------    -----------  ----------------------------------

LOSS FROM CONTINUING OPERATIONS                (696,173)      (188,271)                          (696,173)

LOSS FROM DISCONTINUED OPERATIONS                    --        (38,389)                                 -
                                            -----------    -----------  ----------------------------------

NET LOSS                                    $  (696,173)   $  (226,660) $                         (696,173)
                                            ===========    ===========  ==================================

PER SHARE INFORMATION

NET LOSS FROM CONTINUING
OPERATIONS                                  $     (0.16)   $     (0.17)

NET LOSS FROM DISCONTINUED
OPERATIONS                                           --          (0.04)
                                            -----------    -----------

NET LOSS PER SHARE,
      BASIC AND DILUTED                     $     (0.16)   $     (0.21)
                                            ===========    ===========

WEIGHTED AVERAGE NUMBER OF
      SHARES USED IN  COMPUTATION             4,473,086      1,082,643
                                            ===========    ===========

See notes to condensed consolidated financial statements

                          ADSERO CORP. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                    Three Months Ended           Cumulative from
                                                                  March 31,     March 31,  January 1, 2004 (inception)
                                                                   2004           2003       through March 31, 2004
                                                                  ---------    ---------  ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
                  Loss from Continuing operations                 $(696,173)   $(188,271) $                    (696,173)
                  Loss from Discontinued operations                      --      (38,389)                             -
                                                                  ---------    ---------  ------------------------------

                  Net Loss                                         (696,173)    (226,660)                      (696,173)
                                                                  ---------    ---------  ------------------------------


               Adjustments  to reconcile  net loss to net cash
                provided used in
               operating activities:
                  Depreciation and amortization                          --        4,000                              -
                  Accrued Interest on notes payable                  13,810       15,965                         13,810
                  Conversion expense re notes payable               627,340                                     627,340
               Changes in operating assets and liabilities:
                  Accounts payable and accrued expenses             (25,376)      62,117                        (25,376)
                  Assets of discontinued operation                       --       54,546                              -
                  Liabilities of discontinued operation                          (45,679)
                                                                  ---------    ---------  ------------------------------
                        Total Adjustments                           615,774       90,949                        615,774
                                                                  ---------    ---------  ------------------------------

NET CASH USED IN OPERATING ACTIVITIES                               (80,399)    (135,711)                       (80,399)
                                                                  ---------    ---------  ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
                  Proceeds from issuance of notes payable            30,000      165,000                         30,000
                  Increase loan payable                              50,000                                      50,000
                                                                  ---------    ---------  ------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            80,000      165,000                         80,000
                                                                  ---------    ---------  ------------------------------

NET DECREASE IN CASH                                                   (399)      29,289                           (399)

CASH AT BEGINNING OF PERIOD                                             444        6,669                            444
                                                                  ---------    ---------  ------------------------------

CASH AT END OF PERIOD                                             $      45    $  35,958  $                         45
                                                                  =========    =========  ==============================

See notes to condensed consolidated financial statements

                          ADSERO CORP. AND SUBSIDIARIES
                               FORMERLY REINK CORP
                           A DEVELOPMENT STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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

Reink Corp. ("Reink") changed it's name to Adsero Corp. effective March 22, 2004 (the "Company" or "Adsero").

In January 2004, the Company's Board of Directors, and a majority of the shareholders approved a twenty-for-one reverse stock split of the Company's Common Stock, effective March 22, 2004. All information presented reflects the reverse split.

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


2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and the instructions of Form 10-QSB. It is management's opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to make the financial position, results of operations, and cash flows not misleading as of March 31, 2004 and for all periods presented.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2003 and for each of the two years ended December 31, 2003 and December 31, 2002, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

3. SELECTED SIGNIFICANT ACCOUNTING POLICIES

As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including "Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No options were issued during the applicable periods. Subsequent to the end of the quarter the Company issued 300,000 options at $0.25 per share, 100,000 each to Anthony Pallante, Wayne Maddever and William Smith.

Loss Per Share
Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The following equity securities are not reflected in diluted loss per share because their effects would be anti-dilutive (9,843,055 shares which the Company agreed to issue during the quarter but were physically issued after the quarter were
included  in  the  weighted   average   shares   computation  in  the  financial
statements):

                                           March 31,        March 31,
                                             2004             2003
                                           -------          -------
                        Options             37,500           37,500
                        Warrants            76,430           76,430
                        Convertible Debt         0          170,000
                                           -------          -------
                        Total              143,930          283,930
                                           =======          =======

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

4. COMMITMENTS AND CONTINGENCIES

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

The Company is unaware of any other pending material legal matters.


5. NOTES PAYABLE

On January 1, 2004 the Company issued a 10%, $250,000 promissory note to BG Capital Group Bahamas Ltd. in consideration of $250,000 ($197,500 was received prior to December 31, 2003, $50,000 was received during the quarter) advanced for use as working capital. The Note is due January 1, 2005, or earlier in the event that the Company consummates a business combination with an entity having revenues of $3,000,000 or more in its last completed fiscal year. In such latter event, the Note is due thirty days after the completion of the business combination.

In April 2004 we issued a $70,000 ($30,000 of which was received during the quarter) convertible promissory note bearing interest at 10% per annum to Manchester Consolidated Corp (a related party). The note is due on demand. It is convertible into shares of our common stock at a conversion price of $1.00 per share.


Debt conversion and common stock to be issued
---------------------------------------------

The Company recorded a conversion expense of $627,340 upon conversion of a portion of the debt at rates different than stated in the applicable notes.


All shares outlined below were issued during April 2004 and have been shown as common stock to be issued in the financial statements:

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

In April 2004, we issued an aggregate of 2,350,500 restricted shares (the "Manchester Shares") of our common stock to designees of Manchester Administrative Services Ltd. ("Manchester") pursuant to a February 28, 2004 Debt Conversion and General Release under which a debt of ours to Manchester in the approximate amount of $251,600 was cancelled. This debt was incurred pursuant to our January 6, 2003 Consulting Agreement with Manchester and includes debts incurred in January and February 2004. We have agreed to register the Manchester Shares on behalf of the recipients thereof.

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


6. DISPOSAL OF SUBSIDIARY

As discussed in Note 1, on July 10, 2003 Reink USA was moved from Chapter 11 "Reorganization" into Chapter 7 "Liquidation" and a Bankruptcy Trustee was appointed to administer and liquidate the estate. Since control of Reink USA was lost on July 10, 2003, the Company has reported Reink USA as discontinued operations. Assets of $370,816 were written off in the year ended December 31, 2003. Liabilities are shown on the balance sheet as discontinued operations until the bankruptcy is adjudicated by the Bankruptcy court. The Company is unaware of any changes in the status of the Bankruptcy proceedings. The breakdown of the remaining liabilities of Reink USA at the time of moving into Chapter 7 "Liquidation" are as follows:

                                                March 31,
                                                   2004
                                               ----------
                  Accounts Payable              1,806,242
                  Accrued Expenses                319,099
                                               ----------

                  Total Liabilities            $2,125,341
                                               ==========


The following table represents the results of the discontinued operations of Reink USA:



                                     Three months ended
                                     March 31,  March 31,
                                       2004       2003

Revenues                             $      0   $ 65,413
Cost of Goods Sold                          0     29,594
                                     --------   --------
Gross Profit                                0     35,819

Operating Expenses
Selling general and Administrative          0     70,819
Impairment of Goodwill                      0          0
Writedown of Fixed Assets                   0          0
Depreciation and amortization               0      3,390
                                     --------   --------

Loss from Operations                        0    (39,020)

Interest Expense                            0          0
                                     --------   --------

Net Loss                                    0    (39,020)
                                     ========   ========


7. SUBSEQUENT EVENT

On May 3, 2004 the Company entered into two related, non-binding, letters of intent to purchase, through an acquisition subsidiary to be formed, all of the issued and outstanding shares of Teckn-O-Laser Global, Inc. ("Techn-O"), a wholesaler and recycler of laser-printer and ink jet cartridges. The proposed purchase price for Teckn-O consists of an aggregate of CDN$8,364,000 in cash, 6,000,000 shares of the acquisition subsidiary which are convertible on a share for share basis into shares of Adsero common stock, and 300,000 stock options, each excercisable for the purchase of one share of Adsero common stock at a price of not more than US$1 per share. CDN $3,000,000 of the cash purchase price is payable on a deferred basis, in 3 payments, over a period of 3 years. The letters of intent are subject to further due diligence and the preparation and execution of a formal, binding agreement. No assurance can be given, however, that we will execute a formal agreement and complete and close the proposed transaction.

ITEM 2.    PLAN OF OPERATION

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

As of March 31, 2004, we had a working capital deficiency of $2,745,627 (including $2,125,341 related to the discontinued operation leaving a net working capital deficiency of approximately $620,286).

During January through April, 2004, we converted notes payable of $816,318 and other liabilities of $426,650 for a total of $1,242,968 into 9,843,055 common shares. We have no further obligations related to these notes and other liabilities which were converted.

The auditor's report on our financial statements included in our Annual Report for the year ended December 31, 2003 contains an explanatory paragraph about our ability to continue as a going concern. We expect that to restart operations it will require capital infusions of a minimum of $2,000,000 necessary to fund the purchase of inventory and to meet our working capital needs.

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

ITEM 3.  CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the first quarter of 2004. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

                           PART II--OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective January 2004, we converted an aggregate of approximately $196,900 in debt into an aggregate of 19,690,000 restricted shares of our common stock. Following the effectuation of our 20:1 reverse stock split on March 22, 2004 these shares became approximately 984,500 shares. The conversions were made pursuant to Debt Conversion and General Release Agreements between us and three persons. The issuance of these shares was made in reliance on Regulation S of the Securities Act of 1933, as amended. We have agreed to register these shares on behalf of the recipients thereof.

Effective January 1, 2004 we issued a 10%, $250,000 promissory note to BG Capital Group Bahamas Ltd. in consideration of $250,000 advanced to us for use as working capital. $197,500 of this amount was advanced to us prior to December 31, 2003. The Note is due January 1, 2005, or earlier in the event that we consummate a business combination with an entity having revenues of $3,000,000 or more in its last completed fiscal year. In such latter event, the Note is due thirty days after the completion of the business combination. The issuance of the Note was made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Effective January 2004, we converted an aggregate of $170,000 in Note principal plus all interest then due thereon into an aggregate of 18,360,000 restricted shares of our common stock. Following the effectuation of our 20:1 reverse stock split on March 22, 2004 these shares became approximately 918,000 shares. The conversions were made pursuant to Note Cancellation and Release Agreements between us and nine persons. The issuance of these shares was made in reliance on Regulation S of the Securities Act of 1933, as amended. We have agreed to register these shares on behalf of the recipients thereof.

In April 2004, we issued an aggregate of 5,405,055 restricted shares (the "Interhold Shares") of our common stock to Interhold Co. and its designees pursuant to a February 28, 2004 Note Cancellation and General Release under which a $308,000 promissory note of Reink Imaging USA, Ltd. in favor of Interhold Co., plus all interest due thereon was cancelled. Also cancelled was an April 7, 2003 Guarantee and Security Agreement between Interhold and us which had been put in place as a result of a January 2002 agreement. The issuance of these stocks was made in reliance on Section 4(2) of the Security Act of 1933, as amended. We have agreed to register the Interhold shares on behalf of the recipients thereof.

In April 2004, we issued an aggregate of 2,350,500 restricted shares (the "Manchester Shares") of our common stock to designees of Manchester Administrative Services Ltd. ("Manchester") pursuant to a February 28, 2004 Debt Conversion and General Release under which a debt of ours to Manchester in the approximate amount of $251,600 was cancelled. This debt was incurred pursuant to our January 6, 2003 Consulting Agreement with Manchester and includes debts incurred in January and February 2004. The issuance of these shares was made in reliance on Section 4(2) of the Securities Act of 1933, as amended. We have agreed to register the Manchester Shares on behalf of the recipients thereof.

In April 2004, we issued an aggregate of 185,000 restricted shares (the "Stock") to 3 persons pursuant to Note Cancellation and General Release Agreements dated February 25, 2004; March 29, 2004; and March 30, 2004 respectively. Under these agreements an aggregate of $185,000 of note principal plus all accrued interest due thereon was cancelled in consideration for the Stock. The issuance of these shares was made in reliance on Section 4(2) of the Securities Act of 1933, as amended. We have agreed to register these shares on behalf of the recipients thereof.

In April 2004, we issued a $70,000 convertible promissory note bearing interest at 10% per annum to Manchester Consolidated Corp. The note is due on demand. It is convertible into shares of our common stock at a conversion price of $1.00 per share. The issuance of the Note was made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

On April 15, 2004 we granted 100,000 stock options, with an exercise price of $.25 per share, to each of Wayne Maddever, William Smith and Anthony Pallante in consideration of services rendered in connection with our corporate reorganization and services related to Reink USA's bankruptcy. These options vest over a three year period commencing on the first anniversary of the issuance date and are exercisable for a period of ten years from issuance. The issuance of these options was made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

Stockholders holding 44,595,625 (approximately 74.7%) of our outstanding voting shares on January 22, 2004 executed shareholder consents authorizing the adoption of amendments to our Certificate of Incorporation to change our name from Reink Corp to Adsero Corp.; authorize 20,000,000 shares of blank check preferred stock; provide for maximum indemnification of our officers and directors; and effect a 20:1 reverse stock split. The Certificate of Amendment was filed with the Delaware Secretary of State on March 19, 2004.

ITEM 5.    OTHER INFORMATION

On May 3, 2004 we entered into two related, non-binding, letters of intent to purchase, through an acquisition subsidiary to be formed, all of the issued and outstanding shares of Teckn-O-Laser Global, Inc. ("Techn-O"), a wholesaler and recycler of laser-printer and ink jet cartridges. The proposed purchase price for Teckn-O consists of an aggregate of CDN$8,364,000 in cash, 6,000,000 shares of the acquisition subsidiary which are convertible on a share for share basis into shares of our common stock, and 300,000 stock options, each excercisable for the purchase of one share of our common stock at a price of not more than US$1 per share. As part of the transaction, we have further agreed to enter into three year management contracts, on terms to be negotiated, with two key members of Techn-O management. CDN$3,000,000 of the cash purchase price is payable on a deferred basis, in 3 payments, over a period of 3 years. The amount of the deferred payments are subject to downward adjustment in the event that Techn-O's EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) for the 12 months ended April 30, 2004 is less than CDN$2,000,000. In such event, the CDN$3,000,000 payment obligation will be reduced by an amount equal to 3 times the shortfall below CDN$2,000,000. The letters of intent are subject to further due diligence and the preparation and execution of a formal, binding agreement. Closing of the transaction is expected to take place on or before July 31, 2004, with a targeted closing date of June 30, 2004. No assurance can be given, however, that we will execute a formal agreement and complete and close the proposed transaction.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

The following exhibits are filed as a part of this report on Form 10-QSB:

Exhibit No.  Description

2.1 Letters of Intent dated May 3, 2004 Respecting the Purchase of Teckn-O-Laser Global Inc.
31.1        Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal
            Executive Officer
31.2        Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal
            Financial Officer
32.1        Rule 1350 Certification of Chief Executive Officer
32.2        Rule 1350 Certification of Chief Financial Officer


(b) Reports on Form 8-K

No reports on Form 8K were filed by us during the quarter ended March 31, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2004                         Adsero Corporation

                                            By: /s/ Wayne Maddever
                                               --------------------------------
                                            Wayne Maddever
                                            President, Chief Executive Officer