Form 10QSB
period 2004-06-30
ADSERO CORP
filed 2004-08-26
CIK 1103544

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

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

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       The number of shares of the Registrant's common stock outstanding at August 18, 2004, was 10,925,755.

       Transitional Small Business Disclosure Format:Yes [ ]  No [X]

================================================================================

                               ADSERO CORPORATION
                  JUNE 30, 2004 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS




                                                                            PAGE

          Special Note Regarding Forward Looking Statements ..................3

                          PART I FINANCIAL INFORMATION

Item 1.   Financial Statements ...............................................4
Item 2.   Plan of Operation..................................................15
Item 3    Controls and Procedures............................................16

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings..................................................16
Item 2.   Changes in Securities and Use of Proceeds..........................17
Item 5.   Other Information..................................................18
Item 6.   Exhibits and Reports on Form 8-K...................................19

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

          In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                 PART I - FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS                                             PAGE
                                                                            ----

           Condensed Consolidated Balance Sheet as of June 30, 2004
           (unaudited)                                                        5

           Condensed Consolidated Statements of Operations for the
           three and six months ended June 30, 2004 and 2003
           (unaudited) and for the period from January 1, 2004
           (inception) to June 30, 2004 (unaudited)                           6

           Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 2004 and 2003 (unaudited)
           and for the period from January 1, 2004 (inception) to
           June 30, 2004 (unaudited)                                          7

           Notes to Condensed Consolidated Financial Statements (unaudited)   8

                          ADSERO CORP. AND SUBSIDIARIES
            (A Development Stage Company Commencing January 1, 2004)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2004
                                   (unaudited)


                                     ASSETS

CURRENT ASSETS

               Cash                                                                        $     38,562
                                                                                           ------------
                    TOTAL CURRENT ASSETS                                                         38,562
                                                                                           ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
               Accounts payable                                                            $    144,724
               Accrued expenses                                                                  56,326
               Liabilities of discontinued operation                                          2,125,341
               Notes payable - Related Parties (including accrued interest of $52,864)          235,440
               Loan payable ( including interest of $12,500)                                    262,500
                                                                                           ------------
                    TOTAL CURRENT LIABILITIES                                                 2,824,331
                                                                                           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
               Common stock, $.001 par value, 100,000,000 shares authorized,                     10,926
                  10,925,755 shares issued and outstanding
               Additional paid-In-capital                                                     8,166,882
               Common stock to be issued (205,000 common shares)                                205,000
               Deficit accumulated during the development stage                                (941,315)
               Accumulated deficit                                                          (10,227,262)
                                                                                           ------------
                    TOTAL STOCKHOLDERS' DEFICIENCY                                           (2,785,769)
                                                                                           ------------
                                                                                           $     38,562
                                                                                           ============


            See notes to condensed consolidated financial statements

                          ADSERO CORP. AND SUBSIDIARIES
            (A Development Stage Company Commencing January 1, 2004)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                          Cumulative from
                                         Three Months Ended                  Six Months Ended             January 1, 2004
                                         ------------------                  ----------------           (inception) through
                                   June 30, 2004    June 30, 2003     June 30, 2004    June 30, 2003       June 30, 2004
                                   -------------    -------------     -------------    -------------    -------------------
REVENUES                              $        --       $       --                                           $       --

COST OF GOODS SOLD                             --               --                                                   --
                                 ---------------------------------------------------------------------------------------
    GROSS PROFIT                               --               --                                                   --
                                 ---------------------------------------------------------------------------------------
OPERATING EXPENSES
    Selling, general and administrative   231,091          147,600          286,114          298,378            286,114
    Conversion of debt expense                 --               --          627,340               --            627,340
    Depreciation and amortization              --            4,000               --            8,000                  -
                                 ---------------------------------------------------------------------------------------
    TOTAL OPERATING EXPENSES              231,091          151,600          913,454          306,378            913,454
                                 ---------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                     (231,091)        (151,600)        (913,454)        (306,378)          (913,454)

    INTEREST EXPENSE                       14,050           34,565           27,860           68,058             27,860
                                 ---------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS          (245,141)        (186,165)        (941,314)        (374,436)          (941,314)

LOSS FROM DISCONTINUED OPERATIONS              --         (172,298)              --         (210,687)                --
                                 ---------------------------------------------------------------------------------------

NET LOSS                              $  (245,141)      $ (358,463)      $ (941,314)      $ (585,123)        $ (941,314)
                                 =======================================================================================
PER SHARE INFORMATION

NET LOSS FROM CONTINUING
OPERATIONS                            $     (0.02)      $    (0.17)      $    (0.12)      $    (0.35)

NET LOSS FROM DISCONTINUED
OPERATIONS                                     --            (0.16)              --            (0.19)
                                 --------------------------------------------------------------------
NET LOSS PER SHARE,
    BASIC AND DILUTED                 $     (0.02)      $    (0.33)      $    (0.12)      $    (0.54)
                                 ====================================================================
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING          10,925,755        1,082,643        7,699,421        1,082,643
                                 ====================================================================


            See notes to condensed consolidated financial statements

                          ADSERO CORP. AND SUBSIDIARIES
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                       CUMULATIVE FROM
                                                                       SIX MONTHS ENDED                JANUARY 1, 2004
                                                                       ----------------             (INCEPTION) THROUGH
                                                               JUNE 30, 2004       JUNE 30, 2003       MARCH 31, 2004
                                                               -------------       -------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

              Loss from Continuing operations                     (941,314)           (374,437)            (941,314)
              Loss from Discontinued operations                         --            (210,687)                  --
                                                            --------------------------------------------------------

              Net Loss                                            (941,314)           (585,124)            (941,314)
                                                            --------------------------------------------------------

            Adjustments to reconcile net loss to net cash
            used in operating activities:
              Depreciation and amortization                             --               8,000                   --
              Non-cash interest expense                             25,125              18,680               25,125
              Conversion expense on notes payable                  627,340                  --              627,340
            Changes in operating assets and liabilities:
              Accounts payable and accrued expenses                   (608)             26,780                 (608)
              Assets of discontinued operation                          --             304,032                   --
              Liabilities of discontinued operation                                     73,071
                                                            --------------------------------------------------------
                    Total Adjustments                              651,857             430,563              651,857
                                                            --------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                             (289,457)           (154,561)            (289,457)
                                                            --------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
              Proceeds from issuance of notes payable               70,075             183,850               70,075
              Proceeds from issuance of common stock               205,000                                  205,000
              Increase loan payable                                 52,500                                   52,500
                                                            --------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          327,575             183,850              327,575
                                                            --------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                     38,118              29,289               38,118

CASH AT BEGINNING OF PERIOD                                            444               6,669                  444
                                                            --------------------------------------------------------

CASH AT END OF PERIOD                                           $   38,562          $   35,958           $   38,562
                                                            ========================================================


See notes to condensed consolidated financial statements

                          ADSERO CORP. AND SUBSIDIARIES
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


1. BASIS OF INTERIM FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and the instructions of Form 10-QSB. It is management's opinion that these statements include all adjustments, consisting of only normal recurring adjustments considered necessary to make the financial position, results of operations, and cash flows not misleading as of June 30, 2004 and for all periods presented.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2003 and for each of the two years ended December 31, 2003 and December 31, 2002, which are included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

2. DESCRIPTION OF BUSINESS

Adsero Corp. (the "Company'), formerly known as Reink Corp., changed its name on March 22, 2004.

In January 2004, the Company's Board of Directors, and a majority of its stockholders approved a twenty-for-one reverse split of the Company's Common Stock, effective March 22, 2004. All information presented in the accompanying condensed consolidated financial statements gives effect to the reverse split.

Effective January 1, 2004, the Company has ceased its operations until it is able to raise the additional funding it needs to restart its operations and/or acquire an existing business. The Company has engaged in various discussions, from time to time, with existing businesses within the imaging consumables segment, with respect to possible mergers, acquisitions and other business combinations. The Company plans to continue to pursue these types of discussions in the future. However, there can be no assurance that any of the discussions in which the Company is engaged will result in the consummation of a business combination transaction. If the Company is not successful in its efforts to identify a merger or acquisition candidate, it may have to cease operations permanently. Based on these developments, the Company began reporting its results of operations as a development stage enterprise on January 1, 2004.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of

                          ADSERO CORP. AND SUBSIDIARIES
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


assets and satisfaction of liabilities in the normal course of business. However, the Company's loss for the six months ended June 30, 2003 amounted to $941,314 and its working capital deficit amounts to $2,785,769, including $2,125,341 of liabilities of its discontinued operation. The Company has limited capital resources. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company entered into an agency agreement to raise up to $4,250,000 in a proposed offering of its equity securities and a non-binding letter of intent to raise up to CDN $2,000,000 in a proposed offering of secured subordinated debt finding and redeemable convertible preferred stock (Note 5). There can be no assurance that the Company will consummate either of these proposed financing transactions.

The Company's ability to continue as a going concern is dependent upon several factors including its ability to raise the financing it needs to restart its operations, acquire an existing business, and generate revenues sufficient to fund its operations. There can be no assurance that the Company will be successful in its efforts to accomplish any of the objectives that it considers necessary to sustain the business. The Company also believes that even if it is able to raise operating capital, there can be no assurance that the proceeds it receives will be sufficient for it to develop the business to a level in which it is able to generate operating profits and positive cash flow. The accompanying financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

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

Stock Based Compensation

As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including "Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation", an

                          ADSERO CORP. AND SUBSIDIARIES
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options that the Company granted had exercise prices equal to the fair market value of the underlying common stock, on their dates of grant. The Company granted 300,000 stock options exercisable at $0.25 per share (the quoted market price) during the quarter ended June 30, 2004. Such grants include 100,000 options each to Anthony Pallante, Wayne Maddever and William Smith. The options vest over a period of three years and are exercisable for ten years from their date of issuance.

The following tables illustrates what the Company's net loss and loss per share would have been if the Company had used the fair value based method of accounting for its employee stock option plans, as prescribed by SFAS No. 123:

                                                    For the Three          For the Six
                                                        Months                Months
                                                    Ended June 30,        Ended June 30,
                                                         2004                 2004
                                                    --------------        --------------
Net loss, as reported                                $ (245,141)          $ (941,314)

Incremental amount of stock based employee
  compensation expense determined under the
  fair value method                                      (3,125)              (3,125)
                                               --------------------  -------------------
Net loss, proforma                                   $ (248,266)          $ (944,439)
                                               ====================  ===================
Loss per share:

  Net loss, as reported                                  $ (.02)              $ (.12)
                                               ====================  ===================

  Net loss, proforma                                     $ (.02)               $ (12)
                                               ====================  ===================

Net Loss Per Common Share

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. Loss per common share for the three and six month periods ended June 30, 2004 and 2003 excludes outstanding options, warrants and convertible debentures as their effect would

                          ADSERO CORP. AND SUBSIDIARIES
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


be anti-dilutive. Loss per common share does include 205,000 shares of common stock that the Company committed to issue pursuant to a private placement that it consummated during the quarter ended June 30, 2003 (Note 8). The stock certificates for the shares that the Company sold in the private placement transactions have not yet been issued.

Potentially dilutive securities that are not included the computation of basic EPS are as follows:

                                                        June 30,
                                                 2004              2003
                                                 ----              ----
           Options                             337,500            37,500
           Warrants                            281,430            76,430
           Convertible Debt                     70,000           170,000
                                          -------------      ------------
           Total                               688,930           283,930
                                          =============      ============

New Accounting Pronouncements

In January 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, ""Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN No., 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB 51" ("FIN No. 46 R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004.

The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

5. NOTES PAYABLE

On January 1, 2004 the Company issued a 10%, $250,000 promissory note to BG Capital Group Bahamas Ltd. of which $197,500 was received prior to December 31, 2003 and the remaining $52,500 was received during the quarter March 31, 2004. The Note is due January 1, 2005, or earlier in the event that the Company consummates a business combination with an entity having revenues of $3,000,000

                          ADSERO CORP. AND SUBSIDIARIES
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


or more in its last completed fiscal year. In such latter event, the Note is due thirty days after the completion of the business combination.

In April 2004, the Company issued a convertible promissory note bearing interest at 10% per annum to Manchester Consolidated Corp. (a related party). The note is due on demand and is convertible into 70,000 shares of the Company's common stock at a conversion price of $1.00 per share. The Company received $30,000 of the proceeds during the quarter ended March 31, 2004 and the remaining $40,000 was received during the quarter June 30, 2004.

6. COMMITMENTS AND CONTINGENCIES

Litigation

On December 31, 2002, the Company's Chief Executive Officer ("CEO") and Vice President of Finance ("VP of Finance"), and a production chemist in its R&D facility (collectively, the "Former Officers") resigned from their positions. Prior to resigning the Former Officers dismissed all employees of Reink USA, which left the left the Company with no employees. On May 7, 2003 the Company commenced legal proceedings against the Former Officers in the United States Bankruptcy Court for the District of New Jersey (Case Number 03-11053 (JHW)) for actions that it believes violate the non-competition and confidentiality clauses of their employment contracts. In this action the Company is seeking damages and other relief in the amount of $1,000,000. The Former Officers filed a counter-suit against the Company for back wages and other costs. The Company considers the counter-claim to be without merit. On September 7, 2003 the Company filed a defense against the counter-claim.

On May 21, 2004, John Calzaretto instituted an action against the Company in the Superior Court of New Jersey, Law Division, Burlington County (Docket No.:
BUR-L-001259-04) seeking approximately $25,000 together with interest, attorney's fees and costs of suit based upon a claim for payment for legal services rendered. The Company is contesting the amount due. The case has been moved to mediation. At present, the Company is waiting for the mediator to set dates to conduct mediation hearings. The Company is currently unable to determine the outcome of this uncertainty or estimate a possible range of loss, if any. Accordingly, the Company did not record any accruals with respect to this matter in the accompanying financial statements.

Bankruptcy of Reink USA

In January, 2003 the three largest creditors of Reink USA ("Reink") filed a petition to force Reink into Chapter 7 under the US Federal Bankruptcy Act. The Company believes that certain of the creditors involved with the bankruptcy petition assisted the new business, which competed directly against the Company that was founded by the former CEO and VP of Finance. Reink filed a motion to have the petition thrown out since the third creditor withdrew from the filing

                          ADSERO CORP. AND SUBSIDIARIES
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


and counsel to the petitioners withdrew. Subsequently the remaining two creditors provided a new third creditor and amended the filing. This new third creditor also subsequently withdrew and the two remaining creditors found two other creditors and filed an amendment. During March 2003, Reink's motion to convert to a voluntary Chapter 11 was accepted by the District of New Jersey, Federal Bankruptcy Court. As a result of failed negotiations with our largest suppliers, on July 10, 2003, Reink was moved from Chapter 11 "Reorganization" into Chapter 7 "Liquidation" and a Bankruptcy Trustee was appointed to administer the estate. As a result, the Company lost control of Reink. Accordingly, Reink is presented for all period as a discontinued operation in the accompanying financial statement. The Company is unaware of any changes in the status of the Bankruptcy proceedings.

7. EXCHANGES OF DEBT FOR EQUITY

Effective January 2004, the Company converted an aggregate of $170,000 in note principal plus accrued interest thereon into an aggregate of 18,360,000 restricted shares of common stock. Following the effectuation of our 20:1 reverse stock split on March 22, 2004 these shares became approximately 918,000 shares. The conversions were made pursuant to Note Cancellation and Release Agreements between the Company and nine noteholders. The Company has agreed to register these shares on behalf of the recipients thereof.

Effective January 2004, the Company converted an aggregate of approximately $196,900 in debt into an aggregate of 19,690,000 restricted shares of common stock. Following the effectuation of our 20:1 reverse stock split on March 22, 2004 these shares became approximately 984,500 shares. The conversions were made pursuant to Debt Conversion and General Release Agreements between the Company and three debtholders. 100,000 of these shares were issued to Wayne Maddever in connection with the conversion by BBP Consulting of $20,000 of debt. 384,500 of these shares were issued to William Smith, through Manchester Administrative Services, in connection with the conversion of $76,900 owed to Manchester Administrative Services for services performed by William Smith prior to 2003. 500,000 of these shares were issued to R. World Inc. in connection with the conversion of $100,000 of debt.

In April 2004, the Company issued an aggregate of 5,405,055 restricted shares (the "Interhold Shares") of common stock to Interhold Co. and its designees pursuant to a February 28, 2004 Note Cancellation and General Release under which a $308,000 promissory note of Reink Imaging USA, Ltd. in favor of Interhold Co., plus all interest due thereon was cancelled. Also cancelled was an April 7, 2003 Guarantee and Security Agreement between Interhold and us which had been put in place as a result of a January 2002 agreement. The Company has agreed to register the Interhold shares on behalf of the recipients thereof.

                          ADSERO CORP. AND SUBSIDIARIES
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


In April 2004, the Company issued an aggregate of 2,350,500 restricted shares (the "Manchester Shares") of common stock to designees of Manchester Administrative Services Ltd. ("Manchester") pursuant to a February 28, 2004 Debt Conversion and General Release under which a debt of the Company to Manchester in the approximate amount of $328,500 was cancelled. This debt was incurred pursuant to our January 6, 2003 Consulting Agreement with Manchester and includes debts incurred in January and February 2004. The Company has agreed to register the Manchester Shares on behalf of the recipients thereof.

In April 2004, the Company issued an aggregate of 185,000 restricted shares (the "Stock") to three individuals pursuant to Note Cancellation and General Release Agreements dated February 25, 2004; March 29, 2004; and March 30, 2004 respectively. Under these agreements an aggregate of $185,000 of note principal plus accrued interest thereon was cancelled in consideration for the Stock. The Company has agreed to register these shares on behalf of the recipients thereof.

8. PRIVATE PLACEMENT

During the quarter ended June 30, 2004, the Company sold $205,000 worth of units in the Company, each unit comprised of one common share and one warrant entitling the holder to purchase one common share at $1.50 per common share at any time over the next 24 months. The 205,000 shares have been shown as common shares to be issued in the financial statements.

9. DISCONTINUED OPERATION

As discussed in Note 6, Reink's Chapter 11 bankruptcy "Reorganization" was converted into a Chapter 7 bankruptcy "Liquidation" and a Bankruptcy Trustee was appointed to administer and liquidate the estate on July 10, 2003. The Company lost control of Reink upon the conversion of the Reorganization into a Liquidation. Accordingly, the Company has reported Reink as a discontinued operation.

In connection with such conversion, the Company recorded a $370,816 charge to operations during the year ended December 31, 2003, for the carrying value of assets that are no longer considered recoverable. In addition, Reink's liabilities are presented in the balance sheet as discontinued operations until the bankruptcy is adjudicated by the Bankruptcy court. The Company is unaware of any changes in the status of the Bankruptcy proceedings. A breakdown of the liabilities remaining on Reink's balance sheet from the time in which its Bankruptcy case was converted to a "Liquidation" is as follows:

                          ADSERO CORP. AND SUBSIDIARIES
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


                                             June 30, 2004
                                             -------------
          Accounts Payable                     $1,806,242
          Accrued Expenses                        319,099
                                             -------------
                                               $2,125,341
                                             =============

The following table represents the results of the discontinued operations of Reink USA:

                                                     For the Three Months   For the Six Months Ended
                                                     Ended June 30, 2003          June 30, 2004
                                                     --------------------   ------------------------
Revenues                                                 $    117,684            $     183,097
Cost of sales                                                  87,657                  117,251
                                                      ----------------         ----------------
         Gross profit                                          30,027                   65,846
                                                      ----------------         ----------------
Operating Expenses
     Selling, general and administrative expenses             195,364                  266,183
     Depreciation and Amortization                              3,390                    6,780
                                                      ----------------         ----------------
         Total Expenses                                       198,754                  272,963
                                                      ----------------         ----------------

Loss from operations                                        (168,727)                (207,117)

Interest Expense                                                3,571                    3,571
                                                      ----------------         ----------------

Net loss                                                 $  (172,298)            $   (210,688)
                                                      ================         ================


There were no discontinued operations for the comparable periods in 2004.

10. PROPOSED ACQUISITION

On May 3, 2004 the Company entered into two related, non-binding, letters of intent to purchase, through an acquisition subsidiary to be formed, all of the issued and outstanding shares of Teckn-O-Laser Global, Inc. ("Techn-O"), a wholesaler and recycler of laser-printer and ink jet cartridges. The proposed purchase price for Teckn-O consists of an aggregate of CDN$8,364,000 in cash, 6,000,000 shares of the acquisition subsidiary's common stock, which are convertible on a share for share basis into shares of Adsero common stock, and 300,000 stock options, each exercisable for the purchase of one share of Adsero common stock at an exercise price of not more than US$1.00 per share. The letters of intent are subject to further due diligence and the preparation and execution of a formal, binding agreement. The closing date under the letters of Intent have been extended to September 30, 2004 from their original date July 31, 2004. There can be no assurances that the Company will be able to consummate these proposed business combinations.

                          ADSERO CORP. AND SUBSIDIARIES
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


11. PROPOSED FINANCING TRANSACTIONS

On June 22, 2004 the Company entered into an Agency Agreement with DGM Bank & Trust Inc. ("DGM") whereby DGM was appointed as exclusive placement agent for an offering (the "Offering") of up to 4,250,000 special warrants (the "Special Warrants") at a price of $1.00 per Special Warrant or $4,250,000 on an aggregate basis. The Offering is comprised of a first offering (the "First Offering") consisting of up to 750,000 Special Warrants and a second offering (the "Second Offering") consisting of up to 3,500,000 Special Warrants. The proceeds from the Second Offering will be held in escrow pending the closing of the proposed acquisition of Teckn-O-Laser Global Inc. In the First Offering, each Special Warrant is exercisable, for no additional consideration, to receive one Class A Unit (the "A Units"). Each A Unit consists of one share of common stock and one common stock purchase warrant to purchase an additional share of common stock at a price of $1.50 per share at any time during the two year period commencing on the closing date of the First Offering. In the Second Offering, each Special Warrant is exercisable, for no additional consideration, to receive one Class B Unit (the "B Units"). Each B Unit consists of one share of common stock and one-half common stock purchase warrant. Each full common stock purchase warrant is exercisable to purchase one share of common stock at a price of $1.50 per share at any time during the two year period commencing on the closing date of the Second Offering. In consideration of the Agent's services, the Company has agreed to pay the Agent a commission equal to 10% of the gross proceeds raised in the Offering, except with respect to sales to certain persons identified by us to the Agent. For these sales, the commission shall be 5%. The Company has further agreed to pay the Agent a 10% commission with respect to certain unrelated financings by the Company, if any, during the period June 22, 2004 through the closing date of the Second Offering. The Agent may elect to receive commission in cash, Special Warrants or some combination thereof. The Company is further obligated to issue to the Agent Special Warrants in an amount equal to 10% of the Special Warrants sold in the Offering. In the event, the Company raises gross proceeds of $500,000 or more in the First Offering, the Company will issue 100,000 common shares to the Agent on the closing date for the First Offering. The Company has also agreed to pay the Agent a break fee of $212,500 together with expense reimbursement if the Company decides not to proceed with the offering, except where such decision is based on the Agent's gross negligence or malfeasance or based upon the Agent's failure to raise the maximum proceeds. In the event at least $750,000 is raised in the offering, the Agency Agreement also grants the Agent a right of first refusal to act as lead agent, underwriter, or advisor for the Company during the two year period following the closing date for the Second Offering with respect to any securities offerings, acquisitions, dispositions or takeovers by the Company. The Company has agreed to file a registration statement as soon as practicable following the closing of the Second Offering to register the common stock comprising part of the A Units and B Units and the common stock underlying the common stock purchase warrants comprising part of such Units.

                          ADSERO CORP. AND SUBSIDIARIES
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


Subsequent to the period covered by this report 62,500 Special Warrants were sold in the First Offering resulting in gross proceeds of $62,500.

On June 25, 2004 the Company entered into a non binding letter agreement with Dancap Private Equity Inc. ("Dancap") respecting the proposed sale of $2,000,000 of a 5 year, 12% secured subordinated debenture to Dancap. The proposed transaction also involves the sale to Dancap of 800,000 shares of redeemable, convertible preferred stock for nominal consideration. The sales are conditioned on the execution of a formal agreement between the parties and several other conditions. No assurance can be given that the Company will enter into a formal agreement with Dancap or, if entered into, it will be on terms presently contemplated.

In July, 2004 the Company amended a January 2004 exclusive financing agreement arrangement with Manchester Consolidated Corp. ("Manchester"), a corporation owned by Anthony Pallante. Thereunder, the Company is obligated to pay Manchester a fee upon successful completion of a financing or any acquisitions, mergers, or other business combinations arranged for the Company by or through Manchester. The revised fee structure for financings are 10% for transactions up to and including $2,000,000; 7% for transactions in excess of $2,000,000 up to and including $5,000,000; and 5% for transactions in excess of $5,000,000. The revised fee structure for acquisitions, mergers or other business combinations is 12% for transactions up to and including $5,000,000; 7% for transactions in excess of $5,000,000 up to and including $10,000,000; and 4% for transactions in excess of $10,000,000. All other material terms of the arrangement remain unchanged.

                          ADSERO CORP. AND SUBSIDIARIES
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


ITEM 2.    PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Report.

MANAGEMENT'S PLAN OF OPERATION

We have ceased operations until additional financing has been obtained in order to restart operations or acquire an existing business. We have been in various discussions, from time to time, with existing businesses within the Imaging consumables segment, with respect to possible mergers, acquisitions and other business combinations, and plan to continue these types of discussions in the future. There can be no assurance that any of these discussions will be successful, and if not, we may have to cease operations permanently.

As a result of the departure of certain former officers, in January 2003 we closed down our manufacturing facility in Pennsauken, New Jersey and moved all inventory and equipment to other locations. At December 31, 2002 we wrote down inventories related to the impact ribbons and toner product lines to their estimated fair values, and had an impairment charge on certain fixed assets as a result of closing the manufacturing facility. In addition at December 31, 2002 we had an impairment charge on our goodwill relating to the changes to the impact ribbon and toner product lines and wrote down the entire amount of such goodwill.

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

                          ADSERO CORP. AND SUBSIDIARIES
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


As of June 30, 2004, we had a working capital deficiency of $2,785,769 (including $2,125,341 related to the discontinued operations. Our working capital deficiency, after giving effect to the exclusion of amounts associated with our discontinued operation amounts to $660,428.

During January through April, 2004, we converted notes payable of $816,318 and other liabilities of $426,650 for a total of $1,242,968 into 9,843,055 common shares. We have no further obligations related to these notes and other liabilities that we converted.

The auditor's report on our financial statements included in our Annual Report for the year ended December 31, 2003 contains an explanatory paragraph about our ability to continue as a going concern. We expect that to restart operations, it will require capital infusions of a minimum of $2,000,000 necessary to fund the purchase of inventory and to meet our working capital needs.

Except as provided in this Report, we have no present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except as noted in this Report, we know of no trends, additional demands, events or uncertainties that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way. We have no material commitments for capital expenditures. We know of no material trends, favorable or unfavorable, in our capital resources. We do not presently engage in any product research or development initiatives and have no plans to do so in the foreseeable future. We do not own any plant or significant equipment. We have no present plans to add employees although we may do so in the foreseeable future if we engage in any merger or acquisition transactions.

ITEM 3.  CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the second quarter of 2004. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                          ADSERO CORP. AND SUBSIDIARIES
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


On May 21, 2004, John Calzaretto instituted an action against us in the Superior Court of New Jersey, Law Division, Burlington County (Docket No.:
BUR-L-001259-04) seeking $25,768.50 together with interest, attorney's fees and costs of suit based upon a claim for payment for legal services rendered. We are contesting the amount due. The case has been moved to mediation. At present, we are waiting for the mediator to set dates to conduct mediation hearings.

No material developments with respect to our other material legal proceedings took place during the quarter. See our Annual Report on Form 10KSB for the fiscal year ended December 31, 2003.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

                          ADSERO CORP. AND SUBSIDIARIES
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


In May and June 2004 we sold an aggregate of 205,000 units at $1.00 per unit or an aggregate of $205,000. Each unit consists of one share of our common stock and one common stock purchase warrant (the "Unit Warrants"). Each warrant entitles the holder to purchase an additional share of our common stock at a price of $1.50 per share at any time during the two year period commencing on the subscription date. The units have yet to be issued but are expected to be issued shortly. The sale of the securities was made in reliance on Regulation S of the Securities Act of 1933, as amended. We have agreed to register the shares comprising part of the units and the shares underlying the Unit Warrants on behalf of the unit subscribers.

In July, 2004 we sold an aggregate of 62,500 Special Warrants pursuant to the Offering discussed in Item 5 below. The Special Warrants have yet to be issued. The sale of these securities was made in reliance on Regulation S of the Securities Act of 1933, as amended.

                          ADSERO CORP. AND SUBSIDIARIES
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


ITEM 5.    OTHER INFORMATION

On May 3, 2004 we entered into two related, non-binding, letters of intent to purchase, through an acquisition subsidiary to be formed, all of the issued and outstanding shares of Teckn-O-Laser Global, Inc. ("Techn-O"), a wholesaler and recycler of laser-printer and ink jet cartridges. The proposed purchase price for Teckn-O consists of an aggregate of CDN$8,364,000 in cash, 6,000,000 shares of the acquisition subsidiary which are convertible on a share for share basis into shares of our common stock, and 300,000 stock options, each exercisable for the purchase of one share of our common stock at a price of not more than US$1 per share. As part of the transaction, we have further agreed to enter into three year management contracts, on terms to be negotiated, with two key members of Techn-O management. CDN$3,000,000 of the cash purchase price is payable on a deferred basis, in 3 payments, over a period of 3 years. The amount of the deferred payments are subject to downward adjustment in the event that Techn-O's EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) for the 12 months ended April 30, 2004 is less than CDN$2,000,000. In such event, the CDN$3,000,000 payment obligation will be reduced by an amount equal to 3 times the shortfall below CDN$2,000,000. The letters of intent are subject to further due diligence and the preparation and execution of a formal, binding agreement. Closing of the transaction is presently expected to take place on or before September 30, 2004. No assurance can be given, however, that we will execute a formal agreement and complete and close the proposed transaction.

On June 22, 2004 we entered into an Agency Agreement with DGM Bank & Trust Inc. ("DGM") whereby DGM was appointed as our exclusive placement agent for an offering (the "Offering") of up to 4,250,000 special warrants (the "Special Warrants") at a price of $1.00 per Special Warrant or $4,250,000 on an aggregate basis. The Offering is comprised of a first offering (the "First Offering") consisting of up to 750,000 Special Warrants and a second offering (the "Second Offering") consisting of up to 3,500,000 Special Warrants. The proceeds from the Second Offering will be held in escrow pending the closing of our proposed acquisition of Teckn-O-Laser Global Inc. In the First Offering, each Special Warrant is exercisable, for no additional consideration, to receive one Class A Unit (the "A Units"). Each A Unit consists of one share of our common stock and one common stock purchase warrant to purchase an additional share of our common stock at a price of $1.50 per share at any time during the two year period commencing on the closing date of the First Offering. In the Second Offering, each Special Warrant is exercisable, for no additional consideration, to receive one Class B Unit (the "B Units"). Each B Unit consists of one share of our common stock and one-half common stock purchase warrant. Each full common stock purchase warrant is exercisable to purchase one share or our common stock at a price of $1.50 per share at any time during the two year period commencing on the closing date of the Second Offering. In consideration of the Agent's services, we have agreed to pay the Agent a commission equal to 10% of the gross proceeds raised in the Offering, except with respect to sales to certain persons identified by us to the Agent. For these sales, the commission shall be 5%. We have further agreed to pay the Agent a 10% commission with respect to certain

                          ADSERO CORP. AND SUBSIDIARIES
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


unrelated financings by us, if any, during the period June 22, 2004 through the closing date of the Second Offering. The Agent may elect to receive commission in cash, Special Warrants or some combination thereof. We are further obligated to issue to the Agent Special Warrants in an amount equal to 10% of the Special Warrants sold in the Offering. In the event, we raise gross proceeds of $500,000 or more in the First Offering, we will issue 100,000 common shares to the Agent on the closing date for the First Offering. We have also agreed to pay the Agent a break fee of $212,500 together with expense reimbursement if we decide not to proceed with the offering, except where such decision is based on the Agent's gross negligence or malfeasance or based upon the Agent's failure to raise the maximum proceeds. In the event at least $750,000 is raised in the offering, the Agency Agreement also grants the Agent a right of first refusal to act as lead agent, underwriter, or advisor for us during the two year period following the closing date for the Second Offering with respect to any securities offerings, acquisitions, dispositions or takeovers by us. We have agreed to file a registration statement as soon as practicable following the closing of the Second Offering to register the common stock comprising part of the A Units and B Units and the common stock underlying the common stock purchase warrants comprising part of such Units.

Subsequent to the period covered by this report 62,500 Special Warrants were sold in the First Offering resulting in gross proceeds of $62,500.

On June 25, 2004 we entered into a non binding letter agreement with Dancap Private Equity Inc. ("Dancap") respecting the proposed sale of $2,000,000 of our 5 year, 12% secured subordinated debentures to Dancap. The proposed transaction also involves the sale to Dancap of 800,000 shares of our redeemable, convertible preferred stock for nominal consideration. The sales are conditioned on the execution of a formal agreement between the parties and several other conditions. No assurance can be given that we will enter into a formal agreement with Dancap or, if entered into, it will be on terms presently contemplated.

In  July,  2004 we  amended  our  January  2004  exclusive  financing  agreement arrangement with Manchester Consolidated Corp. ("Manchester"), a corporation owned by Anthony Pallante. Thereunder, we are obligated to pay Manchester a fee upon successful completion of a financing or any acquisitions, mergers, or other business combinations arranged for us by or through Manchester. The revised fee structure for financings are 10% for transactions up to and including $2 million; 7% for transactions in excess of $2 million up to and including $5 million; and 5% for transactions in excess of $5 million. The revised fee structure for acquisitions, mergers or other business combinations is 12% for transactions up to and including $5 million; 7% for transactions in excess of $5 million up to and including $10 million; and 4% for transactions in excess of $10 million. All other material terms of the arrangement remain unchanged.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                          ADSERO CORP. AND SUBSIDIARIES
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


(a)      Exhibits

The following exhibits are filed as a part of this report on Form 10-QSB:

EXHIBIT NO.                              DESCRIPTION

10.1 Agency Agreement dated June 22, 2004 between Registrant and DGM Bank & Trust Inc.

31.1              Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal
                  Executive Officer

31.2              Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal
                  Financial Officer

32.1              Rule 1350 Certification of Chief Executive Officer

32.2              Rule 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K

No reports on Form 8K were filed by us during the quarter ended June 30, 2004.

                          ADSERO CORP. AND SUBSIDIARIES
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 26, 2004                        Adsero Corporation


                                              By: /s/ Wayne Maddever
                                                  ----------------------------
                                              Wayne Maddever
                                              President, Chief Executive Officer