Form 10QSB
period 2004-09-30
ADSERO CORP
filed 2004-11-15
CIK 1103544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from ___________ to ___________

                         Commission File Number: 0-31040

                               ADSERO CORPORATION
             (Exact name of Registrant as specified in its charter)

           Delaware                                 65-0602729
State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                        2085 Hurontario Street, Suite 300
                              Mississaugua, Ontario
                                     L5A 4G1
          (Address of principal executive offices, including zip code)

                                 (905) 206-1604
                    (Registrant's telephone number, including
                                   area code)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       The number of shares of the Registrant's common stock outstanding at November 15, 2004, was 11,738,005.

       Transitional Small Business Disclosure Format:Yes [ ]  No [X]

================================================================================

                               ADSERO CORPORATION
               SEPTEMBER 30, 2004 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----

                  Special Note Regarding Forward Looking Statements .....................................3

                                               PART I FINANCIAL INFORMATION

Item 1.           Financial Statements ..................................................................4
Item 2.           Plan of Operation.....................................................................17
Item 3            Controls and Procedures...............................................................18

                                              PART II OTHER INFORMATION

Item 1.           Legal Proceedings.....................................................................18
Item 2.           Changes in Securities and Use of Proceeds.............................................19
Item 5.           Other Information.....................................................................19
Item 6.           Exhibits and Reports on Form 8-K......................................................21

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

          In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS                                                                          PAGE
                                                                                                              ----
              Condensed Consolidated Balance Sheet as of September 30, 2004 (unaudited)                        5

              Condensed Consolidated Statements of Operations for the
              three and nine months ended September 30, 2004 and 2003
              (unaudited) and for the period from January 1, 2004
              (inception) to September 30, 2004 (unaudited)
                                                                                                               6
              Condensed Consolidated Statements of Cash Flows for the nine months ended September
              30, 2004 and 2003 (unaudited) and for the period from January 1, 2004 (inception) to
              September 30, 2004 (unaudited)                                                                   7

              Notes to Condensed Consolidated Financial Statements (unaudited)                              8-16

                          ADSERO CORP. AND SUBSIDIARIES
            (A Development Stage Company Commencing January 1, 2004)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2004
                                   (unaudited)

    ASSETS
CURRENT ASSETS
               Cash                                                                      $    300,654
                                                                                         ------------
                    TOTAL CURRENT ASSETS                                                      300,654
                                                                                         ============

  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
               Accounts payable                                                          $    119,691
               Accrued expenses                                                               160,000
               Liabilities of discontinued operation                                        2,125,341
               Notes payable - Related Parties (including accrued interest of $59,677)        242,254
               Loan payable ( including interest of $18,750)                                  268,750
                                                                                         ------------
                    TOTAL CURRENT LIABILITIES                                               2,916,036
                                                                                         ------------

Commitments and Contingencies

STOCKHOLDERS' DEFICIENCY
               Common stock, $.001 par value, 100,000,000 shares authorized,                   10,926
                  10,925,755 shares issued and outstanding
               Additional paid-In-capital                                                   8,166,882
               Common stock to be issued (205,000 common shares)                              205,000
               Issuance of Class A Special Warrants                                           569,587
               Subscription receivable on sale of special warrants                            (50,000)
               Deficit accumulated during the development stage                            (1,290,515)
               Accumulated deficit                                                        (10,227,262)
                                                                                         ------------
                    TOTAL STOCKHOLDERS' DEFICIENCY                                         (2,615,382)
                                                                                         ------------
                                                                                         $    300,654
                                                                                         ============

            See notes to condensed consolidated financial statements

                          ADSERO CORP. AND SUBSIDIARIES
            (A Development Stage Company Commencing January 1, 2004)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                                            Cumulative from
                                                Three Months Ended              Nine Months Ended        January 1, 2004(inception)
                                           September 30,  September 30,  September 30,      September 30,   through September 30,
                                            2004           2003           2004                 2004              2003
REVENUES                                 $         --     $         --                                   $         --

COST OF GOODS SOLD                                  --              --                                             --
    GROSS PROFIT                                    --              --                                             --

OPERATING EXPENSES
    Selling, general and administrative        335,605         209,167         621,719         507,545         621,719
    Conversion of debt expense                      --              --         627,340              --         627,340
    Impairment of asset                                         89,000              --          89,000
    Depreciation and amortization                   --              --              --           8,000              --

    TOTAL OPERATING EXPENSES                   335,605         298,167       1,249,059         604,545       1,249,059

LOSS FROM OPERATIONS                          (335,605)       (298,167)     (1,249,059)       (604,545)     (1,249,059)

    INTEREST EXPENSE                            13,596          34,065          41,456         102,123          41,456

LOSS FROM CONTINUING OPERATIONS               (349,201)       (332,232)     (1,290,515)       (706,668)     (1,290,515)

LOSS FROM DISCONTINUED OPERATIONS                   --              --              --        (210,688)             --

NET LOSS                                  $   (349,201)   $   (332,232)   $ (1,290,515)   $   (917,356)   $ (1,290,515)

PER SHARE INFORMATION

NET LOSS FROM CONTINUING
OPERATIONS                                $      (0.03)   $      (0.31)   $      (0.15)   $      (0.65)

NET LOSS FROM DISCONTINUED
OPERATIONS                                          --              --              --            (0.19)

NET LOSS PER SHARE,
    BASIC AND DILUTED                     $      (0.03)   $      (0.31)   $      (0.15)    $      (0.85)

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING               10,925,755       1,082,643       8,774,865        1,082,643


            See notes to condensed consolidated financial statements

            See notes to condensed consolidated financial statements


ADSERO CORP. AND SUBSIDIARIES
(A Development Stage Company commencing January 1, 2004)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                                         Cumulative from
                                                                       Nine months ended           January 1, 2004 (inception)
                                                           September 30, 2004   September 30, 2003  through September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
              Loss from Continuing operations                       (1,290,515)          (706,669)               (1,290,515)
              Loss from Discontinued operations                              -           (210,687)                        -
                                                           -----------------------------------------------------------------

              Net Loss                                              (1,290,515)          (917,356)               (1,290,515)
                                                           -----------------------------------------------------------------


            Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization                                  -             14,780                         -
              Impairment of asset                                                          89,000
              Accrued interest on notes payable                         38,189             66,595                    38,189
              Writedown of fixed assets                                                    61,939
              Conversion expense on notes payable                      627,340                  -                   627,340
            Changes in operating assets and liabilities:
              Accounts payable and accrued expenses                     78,033         (1,738,476)                   78,033
              Assets of discontinued operation                               -            219,206                         -
              Liabilities of discontinued operation                                     2,125,341
                                                           -----------------------------------------------------------------
                    Total Adjustments                                  743,562            838,385                   743,562
                                                           -----------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                 (546,953)           (78,971)                 (546,953)
                                                           -----------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
              Proceeds from sale of fixed assets                             -             21,377                         -
              Purchase of fixed assets                                       -                  -                         -
                                                           -----------------------------------------------------------------
                                                                             -             21,377                         -
                                                           -----------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                    -             21,377                         -
                                                           -----------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
              Proceeds from issuance of notes payable                   70,075            170,000                    70,075
              Sale of land                                                   -            600,000
              Decrease in mortgage payable                                   -           (600,000)
              Repayment of borrowings from financing company                 -           (118,652)
              Net proceeds from issuances of common stock              519,588                  -                   519,588
              Net proceeds from sale of special warrants               205,000                                      205,000
              Increase loan payable                                     52,500                  -                    52,500
                                                           -----------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              847,163             51,348                   847,163
                                                           -----------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                        300,210             (6,246)                  300,210

CASH AT BEGINNING OF PERIOD                                                444              6,669                       444
                                                           -----------------------------------------------------------------

CASH AT END OF PERIOD                                                $ 300,654              $ 423                 $ 300,654

            See notes to condensed consolidated financial statements

                          ADSERO CORP. AND SUBSIDIARIES
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


1. BASIS OF INTERIM FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and the instructions of Form 10-QSB. It is management's opinion that these statements include all adjustments, consisting of only normal recurring adjustments considered necessary to make the financial position, results of operations, and cash flows not misleading as of September 30, 2004 and for all periods presented.

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

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company's loss for the nine months ended September 30, 2004 amounted to $1,290,516 and its working capital deficit amounts to $2,615,382, including $2,125,341 of liabilities of its discontinued operation. The Company has limited capital resources. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company entered into an agency agreement to raise up to $4,250,000 in a proposed offering of its equity securities and a non-binding letter of intent to raise up to CDN $2,500,000 in a proposed offering of secured subordinated debt and redeemable convertible preferred stock (Note 8 and Note 11). The Company issued an aggregate of 617,500 special warrants for gross proceeds of approximately $617,500 under the above noted Agency Agreement., however; there can be no assurance that the Company will consummate additional issuances of its debt or equity securities under either of these proposed financing transactions.

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

The following table illustrates what the Company's net loss and loss per share would have been if the Company had used the fair value based method of accounting for its employee stock option plans, as prescribed by SFAS No. 123:

                                                          For the Three
                                                             Months           For the Nine
                                                              Ended              Months
                                                          September 30,   Ended September 30,
                                                              2004               2004
                                                          ------------    ------------
Net loss, as reported                                     $   (349,201)   $ (1,290,915)

Incremental amount of stock based employee
  compensation expense determined under the  fair value         (3,125)         (3,125)
method

                                                          ------------    ------------
Net loss, proforma                                        $   (352,326)   $ (1,294,040)
                                                          ============    ============

Loss per share:

  Net loss, as reported                                   $       (.03)   $       (.15)
                                                          ============    ============

  Net loss, proforma                                      $       (.03)   $        (15)
                                                          ============    ============

Net Loss Per Common Share

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. Loss per common share for the three and nine month periods ended September 30, 2004 and 2003 excludes outstanding options, warrants and convertible debentures as their effect would be anti-dilutive. Loss per common share does not include 772,500 shares of common stock that the Company committed to issue pursuant to a private placement that it consummated during the nine months ended September 30, 2004 (Note 8) and 100,000 additional shares issued to the agent under the private placement. The stock certificates for the shares that the Company sold in the private placement transactions, and the related agent shares, have not yet been issued.

Potentially dilutive securities that are not included the computation of basic EPS are as follows:

                          September 30,
                        2004       2003
                      ---------   ---------
Stock to be issued     205,000           0
Options                337,500      37,500
Warrants             1,534,930      76,430
Convertible Debt        70,000     170,000
                     ---------   ---------
                     ---------   ---------
Total                2,147,430     283,930
                     =========   =========

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

5. NOTES PAYABLE

On January 1, 2004 the Company issued a 10%, $250,000 promissory note to BG Capital Group Bahamas Ltd. of which $197,500 was received prior to December 31, 2003 and the remaining $52,500 was received during the quarter ended March 31, 2004. The Note is due January 1, 2005, or earlier in the event that the Company consummates a business combination with an entity having revenues of $3,000,000 or more in its last completed fiscal year. In such latter event, the Note is due thirty days after the completion of the business combination.

In April 2004, the Company issued a convertible promissory note in the amount of $70,000 bearing interest at 10% per annum to Manchester Consolidated Corp. (a related party). This note is payable on demand and is convertible into 70,000 shares of the Company's common stock at a conversion price of $1.00 per share.

6. COMMITMENTS AND CONTINGENCIES

Litigation

On December 31, 2002, the Company's Chief Executive Officer ("CEO") and Vice President of Finance ("VP of Finance"), and a production chemist in its R&D facility (collectively, the "Former Officers") resigned from their positions. Prior to resigning the Former Officers dismissed all employees of Reink USA, which left the Company with no employees. On May 7, 2003 the Company commenced legal proceedings against the Former Officers in the United States Bankruptcy Court for the District of New Jersey (Case Number 03-11053 (JHW)) for actions that it believes violate the non-competition and confidentiality clauses of their employment contracts. In this action the Company is seeking damages and other relief in the amount of $1,000,000. The Former Officers filed a counter-suit against the Company for back wages and other costs. The Company considers the counter-claim to be without merit. On September 7, 2003 the Company filed a defense against the counter-claim.

On May 21, 2004, John Calzaretto instituted an action against the Company in the Superior Court of New Jersey, Law Division, Burlington County (Docket No.:
BUR-L-001259-04) seeking approximately $25,000 together with interest, attorney's fees and costs of suit based upon a claim for payment for legal services rendered. The Company is contesting the amount due. The case has been moved to mediation. The initial mediation meeting has been completed and both parties are gathering further information before the next meeting. The Company is currently unable to determine the outcome of this uncertainty or estimate a possible range of loss, if any. The Company recorded a $30,000 accrual for legal fees incurred in connection with this matter, which is included in the accompanying statement of operations for the nine months ended September 30, 2004.

Bankruptcy of Reink USA

In January, 2003 the three largest creditors (the "Petitioners") of Reink USA ("Reink") filed a petition to force Reink into Chapter 7 under the US Federal Bankruptcy Act. The Company believes that certain of the Petitioners, and the former CEO and VP of Finance, formed a new business that became a direct competitor of the Company. Reink filed a motion to have the petition removed from court, since one of the Petitioners withdrew from the filing and counsel to the petitioners withdrew from the case. Subsequently the remaining Petitioners and a new third petitioner ("New Petitioner") amended the filing. This New Petitioner also subsequently withdrew and the remaining Petitioners, along with two additional petitioners, filed an amendment.

During March 2003, Reink's motion to convert its case to a voluntary Chapter 11 was accepted by the District of New Jersey, Federal Bankruptcy Court. As a result of failed negotiations with our largest supplier, Reink's case was converted from Chapter 11 "Reorganization" into Chapter 7 "Liquidation" on July 10, 2003, and a Bankruptcy Trustee was appointed to administer the estate. As a result, the Company lost control of Reink. Accordingly, Reink is presented for all periods as a discontinued operation in the accompanying financial statement. The Company is unaware of any changes in the status of the Bankruptcy proceedings.

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

8. PRIVATE PLACEMENTS OF EQUITY SECURITIES

During the quarter ended June 30, 2004, the Company sold $205,000 worth of units in the Company, each unit comprised of one common share and one warrant entitling the holder to purchase one common share at $1.50 per common share at any time over the next 24 months. The 205,000 shares have been included as common shares to be issued in the financial statements.

On June 22, 2004 the Company entered into an Agency Agreement with DGM Bank & Trust Inc. ("DGM") whereby DGM was appointed as exclusive placement agent for an offering (the "Offering") of up to 4,250,000 special warrants (the "Special Warrants") at a price of $1.00 per Special Warrant or $4,250,000 on an aggregate basis. The Offering is comprised of a first offering (the "First Offering") consisting of up to 750,000 Special Warrants and a second offering (the "Second Offering") consisting of up to 3,500,000 Special Warrants. The proceeds from the Second Offering (if consummated) will be held in escrow pending the closing of the proposed acquisition of Teckn-O-Laser Global Inc.

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

In consideration of the Agent's services, the Company has agreed to pay the Agent commissions of up to 10% of the gross proceeds raised in this and certain other offerings plus Special Warrants equal to 10% of the Special Warrants sold in the Offering (or 5% for sales to certain persons identified by the Agent) and 100,000 common shares in the event, the Company raises gross proceeds of $500,000 or more in the First Offering. The Company has also agreed to pay the Agent a break fee of $212,500 together with expense reimbursement if the Company decides not to proceed with the offering. In the event at least $750,000 is raised in the offering, the Agency Agreement also grants the Agent a right of first refusal to act as lead agent, underwriter, or advisor for the Company during the two year period following the closing date for the Second Offering with respect to any securities offerings, acquisitions, dispositions or takeovers by the Company. The Company has agreed to file a registration statement as soon as practicable following the closing of the Second Offering to register the common stock comprising part of the A Units and B Units and the common stock underlying the common stock purchase warrants comprising part of such Units.

On September 27, 2004 (the "Initial Closing Date") the Company completed the initial closing of the First Offering, as such term is defined in the Agency Agreement dated June 22, 2004 between us and DGM Bank & Trust, Inc. (the "Agent"). The First Offering involves the offer and sale, in a Regulation S private placement, of up to 750,000 Special Warrants at a price of $1.00 per Special Warrant or $750,000 on an aggregate basis. Each Special Warrant is exercisable, for no additional consideration, to receive a unit consisting of one share of the Company's common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $1.50 per share at any time during the two year period that commenced on the Initial Closing Date. Special Warrants that are not exercised prior to 5:00 p.m. on October 27, 2004 will be deemed to have been exercised immediately prior thereto without any further action by the holder. At the Initial Closing the Company issued an aggregate of 617,500 Special Warrants to private placement subscribers, 61,750 Special Warrants to the Agent and 100,000 shares of common stock to the Agent. The Company also delivered $48,625 to the Agent representing payment of the Agent's cash commission due on the 617,500 Special Warrants sold. Of the $617,500 proceeds received, $50,000 cleared after the quarter end. Subsequent to the end of the quarter, the Company issued an additional $30,000 of Special Warrants under the above noted Agency Agreement. The agent received fees consisting of $3,000 cash and 3,000 warrants on this issuance. Effective October 27, 2004 all of the Special Warrants were automatically exercised without any action by the respective holders, which resulted in the issuance of an aggregate of 712,500 A Units including 712,500 common shares and 712,500 warrants. As at November 10, 2004, the First Offering is still open and the Company remains eligible to sell up to 102,500 additional Special Warrants.

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

In connection with such conversion, the Company recorded a $370,816 charge to operations during the year ended December 31, 2003, for the carrying value of assets that are no longer considered recoverable. In addition, Reink's liabilities are presented in the balance sheet as discontinued operations until the bankruptcy is adjudicated by the Bankruptcy court. The Company is unaware of any changes in the status of the Bankruptcy proceedings. A breakdown of the liabilities remaining on Reink's balance sheet from the time in which its Bankruptcy case was converted to a "Liquidation" were as follows:

            September 30, 2004
                   ----------
Accounts Payable   $1,806,242

Accrued Expenses      319,099
                   ----------
                   $2,125,341
                   ==========

10. PROPOSED ACQUISITION

On May 3, 2004 the Company entered into two related, non-binding, letters of intent to purchase, through an acquisition subsidiary to be formed, all of the issued and outstanding shares of Teckn-O-Laser Global, Inc. ("Techn-O"), a wholesaler and recycler of laser-printer and ink jet cartridges. The proposed purchase price for Teckn-O consists of an aggregate of CDN$8,364,000 in cash, 6,000,000 shares of the acquisition subsidiary's common stock, which are convertible on a share for share basis into shares of Adsero common stock, and 300,000 stock options, each exercisable for the purchase of one share of Adsero common stock at an exercise price of not more than US$1.00 per share. The letters of intent are subject to further due diligence and the preparation and execution of a formal, binding agreement. The closing date under the letters of Intent have been extended to November 30, 2004 from their original date July 31, 2004. There can be no assurances that the Company will be able to consummate these proposed business combinations.

11. PROPOSED FINANCING TRANSACTIONS

On June 25, 2004 the Company entered into a non-binding letter agreement with Dancap Private Equity Inc. ("Dancap") respecting the proposed sale of $2,000,000 of a 5 year, 12% secured subordinated debenture to Dancap. The proposed transaction also involves the sale to Dancap of 800,000 shares of redeemable, convertible preferred stock for nominal consideration. The sales are conditioned on the execution of a formal agreement between the parties and several other conditions. No assurance can be given that the Company will enter into a formal agreement with Dancap or, if entered into, it will be on terms presently contemplated.

In July, 2004 the Company amended a January 2004 exclusive financing agreement arrangement with Manchester Consolidated Corp. ("Manchester"), a corporation owned by Anthony Pallante. Thereunder, the Company is obligated to pay Manchester a fee upon successful completion of a financing or any acquisitions, mergers, or other business combinations arranged for the Company by or through Manchester. The revised fee structure for financings are 10% for transactions up to and including $2,000,000; 7% for transactions in excess of $2,000,000 up to and including $5,000,000; and 5% for transactions in excess of $5,000,000. The revised fee structure for acquisitions, mergers or other business combinations is 12% for transactions up to and including $5,000,000; 7% for transactions in excess of $5,000,000 up to and including $10,000,000; and 5% for transactions in excess of $10,000,000. All other material terms of the arrangement remain unchanged.

ITEM 2.    PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Report.

We have ceased operations until sufficient additional financing has been obtained in order to restart operations or acquire an existing business. We have been in various discussions, from time to time, with existing businesses within the Imaging consumables segment, with respect to possible mergers, acquisitions and other business combinations, and plan to continue these types of discussions in the future. There can be no assurance that any of these discussions will be successful, and if not, we may have to cease operations permanently.

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

As of September 30, 2004, we had a working capital deficiency of $2,615,382 (including $2,125,341 related to the discontinued operations. Our working capital deficiency, after giving effect to the exclusion of amounts associated with our discontinued operation amounts to $490,041. The Company has limited capital resources. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3.  CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the third quarter of 2004. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On December 31, 2002, our Chief Executive Officer ("CEO") and Vice President of Finance ("VP of Finance"), and a production chemist in our R&D facility (collectively, the "Former Officers") resigned from their positions. Prior to resigning the Former Officers dismissed all employees of Reink USA, which left us with no employees. On May 7, 2003 we commenced legal proceedings against the Former Officers in the United States Bankruptcy Court for the District of New Jersey (Case Number 03-11053 (JHW)) for actions that we believe violate the non-competition and confidentiality clauses of their employment contracts. In this action we are seeking damages and other relief in the amount of $1,000,000. The Former Officers filed a counter-suit against us for back wages and other costs. We consider the counter-claim to be without merit. On September 7, 2003 we filed a defense against the counter-claim. We are currently unable to determine the probable outcome of these matters.

On May 21, 2004, John Calzaretto instituted an action against us in the Superior Court of New Jersey, Law Division, Burlington County (Docket No.:
BUR-L-001259-04) seeking $25,768.50 together with interest, attorney's fees and costs of suit based upon a claim for payment for legal services rendered. We are contesting the amount due. The case has been moved to mediation. The initial mediation meeting has been completed. A second meeting is tentatively scheduled for early November 2004. We are currently unable to determine the probable outcome of this matter.

No material developments with respect to our other material legal proceedings took place during the quarter. See our Annual Report on Form 10KSB for the fiscal year ended December 31, 2003.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In May and June 2004, we sold 205,000 units in reliance on Regulation S under the Securities Act of 1933, as amended. Each unit was sold at a price of $1.00 per unit resulting in aggregate proceeds of $205,000. Each unit consisted of one share of our common stock and one common stock purchase warrant to purchase an additional share of common stock at a price of $1.50 per share at any time during a period of two years from issuance. The 205,000 shares comprising part of the units have yet to be issued but are expected to be issued shortly.

On September 27, 2004 (the "Initial Closing Date") we completed the initial closing under a private placement offering (See Item 5. Other Information). At the Initial Closing we issued an aggregate of 617,500 Special Warrants to private placement subscribers and 61,750 Special Warrants to the placement agent, and authorized the issuance of 100,000 shares (the "Agent Shares") of our common stock to the placement agent. Subsequent to the period covered by this Report, in October 2004 we issued the Agent Shares and we sold and issued an additional 30,000 Special Warrants to private placement subscribers and 3,000 Special Warrants to the placement agent. Effective October 27, 2004 all of the Special Warrants issued were automatically exercised without any action by the respective holders resulting in our issuance of an aggregate of 712,250 A Units including 712,250 common shares and 712,250 warrants.

ITEM 5.    OTHER INFORMATION

On May 3, 2004 we entered into two related, non-binding, letters of intent to purchase, through an acquisition subsidiary to be formed, all of the issued and outstanding shares of Teckn-O-Laser Global, Inc. ("Techn-O"), a wholesaler and recycler of laser-printer and ink jet cartridges. These letters of intent were subsequently amended on September 17, 2004. Pursuant thereto, the proposed purchase price for Teckn-O consists of an aggregate of CDN$8,364,000 in cash, 6,000,000 shares of the acquisition subsidiary which are convertible on a share for share basis into shares of our common stock, and 300,000 stock options, each exercisable for the purchase of one share of our common stock at a price of not more than US$1 per share. As part of the transaction, we have further agreed to enter into three year management contracts, on terms to be negotiated, with two key members of Techn-O management. CDN$3,000,000 of the cash purchase price is payable on a deferred basis, in 3 payments, over a period of 3 years. The amount of the deferred payments are subject to downward adjustment in the event that Techn-O's EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) for years 1, 2 and 3 is less than CDN$1,000,000, $1,500,000 and $2,000,000 respectively. In such event, the CDN$3,000,000 payment obligation will be reduced by an amount equal to 3 times the applicable shortfall. The letters of intent are subject to further due diligence and the preparation and execution of a formal, binding agreement. Closing of the transaction is presently expected to take place on or before November 30, 2004. No assurance can be given, however, that we will execute a formal agreement and complete and close the proposed transaction.

On June 22, 2004 we entered into an Agency Agreement with DGM Bank & Trust Inc. ("DGM") whereby DGM was appointed as our exclusive placement agent for an offering (the "Offering") of up to 4,250,000 special warrants (the "Special Warrants") at a price of $1.00 per Special Warrant or $4,250,000 on an aggregate basis. The Offering is comprised of a first offering (the "First Offering") consisting of up to 750,000 Special Warrants and a second offering (the "Second Offering") consisting of up to 3,500,000 Special Warrants. The proceeds from the Second Offering will be held in escrow pending the closing of our proposed acquisition of Teckn-O-Laser Global Inc. In the First Offering, each Special Warrant is exercisable, for no additional consideration, to receive one Class A Unit (the "A Units"). Each A Unit consists of one share of our common stock and one common stock purchase warrant to purchase an additional share of our common stock at a price of $1.50 per share at any time during the two year period commencing on the closing date of the First Offering. In the Second Offering, each Special Warrant is exercisable, for no additional consideration, to receive one Class B Unit (the "B Units"). Each B Unit consists of one share of our common stock and one-half common stock purchase warrant. Each full common stock purchase warrant is exercisable to purchase one share or our common stock at a price of $1.50 per share at any time during the two year period commencing on the closing date of the Second Offering. In consideration of the Agent's services, we have agreed to pay the Agent a commission equal to 10% of the gross proceeds raised in the Offering, except with respect to sales to certain persons identified by us to the Agent. For these sales, the commission shall be 5%. We have further agreed to pay the Agent a 10% commission with respect to certain unrelated financings by us, if any, during the period September 22, 2004 through the closing date of the Second Offering. The Agent may elect to receive commission in cash, Special Warrants or some combination thereof. We are further obligated to issue to the Agent Special Warrants in an amount equal to 10% of the Special Warrants sold in the Offering. In the event, we raise gross proceeds of $500,000 or more in the First Offering, we will issue 100,000 common shares to the Agent on the closing date for the First Offering. We have also agreed to pay the Agent a break fee of $212,500 together with expense reimbursement if we decide not to proceed with the offering, except where such decision is based on the Agent's gross negligence or malfeasance or based upon the Agent's failure to raise the maximum proceeds. In the event at least $750,000 is raised in the offering, the Agency Agreement also grants the Agent a right of first refusal to act as lead agent, underwriter, or advisor for us during the two year period following the closing date for the Second Offering with respect to any securities offerings, acquisitions, dispositions or takeovers by us. We have agreed to file a registration statement as soon as practicable following the closing of the Second Offering to register the common stock comprising part of the A Units and B Units and the common stock underlying the common stock purchase warrants comprising part of such Units.

On September 27, 2004 (the "Initial Closing Date") we completed the initial closing of the First Offering. At the Initial Closing we issued an aggregate of 617,500 Special Warrants to private placement subscribers and 61,750 Special Warrants to the Agent, and authorized the issuance of 100,000 shares of our common stock to the Agent. We also delivered $48,625 to the Agent representing payment of the Agent's cash commission due on the 617,500 Special Warrants sold. Subsequent to the period covered by this Report, in October 2004 we sold and issued an additional 30,000 Special Warrants to private placement subscribers and 3,000 Special Warrants to the Agent with respect to the First Offering. Effective October 27, 2004 all of the Special Warrants issued with respect to the First Offering were automatically exercised without any action by the respective holders resulting in an obligation to issue an aggregate of 712,250 A Units including 712,250 common shares and 712,250 warrants, all of which have been issued.

On September 25, 2004 we entered into a non binding letter agreement with Dancap Private Equity Inc. ("Dancap") respecting the proposed sale of $2,000,000 of our 5 year, 12% secured subordinated debentures to Dancap. The proposed transaction also involves the sale to Dancap of 800,000 shares of our redeemable, convertible preferred stock for nominal consideration. The sales are conditioned on the execution of a formal agreement between the parties and several other conditions. No assurance can be given that we will enter into a formal agreement with Dancap or, if entered into, it will be on the terms presently contemplated.

In October 2004 we entered into a non-binding letter agreement with Barrington Bank International Limited ("Barrington") respecting the proposed sale by us to Barrington of a CDN$2,500,000 convertible secured debenture. Interest on the debenture in year one would be 12% per annum and would be 20% per annum for the remainder of the term. The proposed transaction also involves the sale to Barrington of 200,000 shares of our common stock for nominal consideration. The sales of the debenture and shares are conditioned on the execution of a formal agreement and several other conditions. No assurances can be given that we will enter into a formal agreement with Barrington, or if entered into, it will be on the terms presently contemplated.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

The following exhibits are filed as a part of this report on Form 10-QSB:

Exhibit No.                             Description
31.1           Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal
               Executive Officer
31.2           Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal
               Financial Officer
32.1           Rule 1350 Certification of Chief Executive Officer
32.2           Rule 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K

No reports on Form 8K were filed by us during the quarter ended September 30, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

       Dated: November 15, 2004          Adsero Corporation

                                         By: /s/ Wayne Maddever
                                             -----------------------------------
                                         Wayne Maddever
                                         President, Chief Executive Officer