Form 10KSB
period 2004-12-31
ADSERO CORP
filed 2005-04-18
CIK 1103544

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

         |X|      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2004

                                       OR

         |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _______ to ________

                         Commission file number: 0-31040

                                  ADSERO CORP.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 DELAWARE                                  65-0602729
      -------------------------------                  -------------------
      (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                   Identification No.)

      2101-N NOBEL STREET, SAINTE JULIE, QUEBEC                 J3E 1Z8
      -----------------------------------------              -------------
      (Address of principal executive offices)               (Postal Code)

Issuer's telephone number:  (450) 922-5689
                            --------------

Securities registered under Section 12(b) of the Act:  NONE
                                                       ----
Securities registered under Section 12(g) of the Act:  COMMON STOCK, PAR
                                                       VALUE $0.001 PER SHARE
                                                       ----------------------

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

As of March 29, 2005, there were 16,909,975 shares of the registrant's common stock, par value $0.001, issued and outstanding. Of these, 16,396,325 shares are held by non-affiliates of the registrant. The market value of securities held by non-affiliates is approximately $18,855,770 based on the closing price of $1.15 for the registrant's common stock on March 28, 2005.

Transitional Small Business Disclosure Format (check one):   Yes |_|;  No |X|

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

Not Applicable.

                                TABLE OF CONTENTS

Item Number and Caption                                                     Page
-----------------------                                                     ----

Forward-Looking Statements.....................................................1

PART I.........................................................................1

1.    Description of Business..................................................1

2.    Description of Property.................................................12

3.    Legal Proceedings.......................................................13

4.    Submission of Matters to a Vote of Security Holders.....................13

PART II.......................................................................14

5.    Market for Common Equity and Related Stockholder Matters................14

6.    Plan of Operation.......................................................19

7.    Financial Statements....................................................20

8.    Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure....................................................21

8A.   Controls and Procedures.................................................21

8B.   Other Information.......................................................22

PART III......................................................................22

9.    Directors, Executive Officers, Promoters and Control Persons;
      Compliance with Section 16(a) of the Exchange Act.......................22

10.   Executive Compensation..................................................24

11.   Security Ownership of Certain Beneficial Owners and Management..........28

12.   Certain Relationships and Related Transactions..........................30

13.   Exhibits, List and Reports on Form 8-K..................................32

14.   Principal Account Fees and Services.....................................35

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

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

General

During the year ended December 31, 2004 we were not engaged in any revenue producing business activities. We did however, engage in financing activities and also engaged in discussions, from time to time, with operating businesses within the imaging consumables segment with respect to possible mergers, acquisitions and other types of business combinations. In connection therewith, on May 3, 2004 we entered into two related, non-binding letters of intent to purchase, through a subsidiary to be formed, all of the issued and outstanding stock of Teckn-O-Laser Global, Inc. (presently known as Teckn-O-Laser Global Company). The letters of intent were subsequently amended on each of September 17, 2004 and December 10, 2004. As discussed below under "Teckn-O-Laser Share Purchase Agreement", on January 31, 2005 we completed this acquisition.

Effective March 22, 2004 we effected a 1:20 reverse stock split. All references to shares in this Annual Report have been adjusted to reflect this stock split.

Prior to the cessation of our operations in or about July 2003, we were a manufacturer and marketer of environmentally conscious quality aftermarket ink products for the imaging consumables market. Our products included ink jet and remanufactured laser toner cartridges, inkjet refill kits, remanufactured inkjet cartridges, thermal printer film, bulk ink, and a wide range of specialty inks for industrial printer applications. We generated no sales during 2003 or 2002 from continuing operations due to our main operating subsidiary, Reink Imaging USA Ltd., filing for Chapter 7 Bankruptcy on July 10, 2003, and its subsequent treatment as a discontinued operation for financial reporting purposes.

Previously, we had three (3) wholly-owned subsidiaries: Reink Imaging USA, Ltd. ("Reink USA"), Brittany L.L.C.("Brittany"), and Reink Canada Corp.("Reink CA"). Reink USA was headquartered in Mississauga, Ontario where we maintained our principal administrative offices. Reink USA also operated out of a facility in Cookeville, Tennessee that remanufactured inkjet cartridges, produced bulk ink, and conducted research and development. Brittany was a limited liability company located in Pennsauken, New Jersey which owned the real property upon which Reink USA operations were formerly located. All operations were removed from this location at the beginning of 2003. Reink CA is a Canadian corporation with minimal operations formed to handle Canadian sales of our ink products.

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

On December 31, 2002, our Chief Executive Officer ("CEO"), Vice President of Finance ("VP of Finance") and a production chemist who was employed in our former research and development facility (collectively the "Former Officers") resigned from their positions with the Company. Prior to resigning, the Former Officers dismissed all employees of Reink USA. We commenced and continue to pursue legal proceedings against these Former Officers for actions that we believe violated non-competition and confidentiality clauses within their employment contracts. See "Item 3. Legal Proceedings".

In January 2003 the three largest creditors of Reink USA filed a petition to force Reink USA into Chapter 7 under the US Federal Bankruptcy Code (the "Bankruptcy Code"). In March 2003, the Federal Bankruptcy Court for the District of New Jersey accepted Reink USA's motion to convert the case into a voluntary bankruptcy under Chapter 11 of the Bankruptcy Code. On July 10, 2003 the case was converted back from Chapter 11 "Reorganization" into Chapter 7 "Liquidation" and a Bankruptcy Trustee was appointed to administer the estate. As a result, we lost control of Reink USA which is presented as a discontinued operation for all periods.

Teckn-O-Laser Share Purchase Agreement

Subsequent to the period covered by this report, on January 31, 2005 we executed and closed a Share Purchase Agreement (the "Share Purchase Agreement") dated and effective as of January 2, 2005 among us, YAC Corp. ("YAC"), Teckn-O-Laser Company ("TOL Canada"), 3091503 Nova Scotia Company ("Acquiror"), Teckn-O-Laser Global Company ("Acquiree"), 3091732 Nova Scotia Company ("Callco"), and the shareholders of Acquiree (the "Acquiree Shareholders"). TOL Canada is a wholly owned subsidiary of Acquiree. YAC is a wholly owned subsidiary of ours. Callco is a wholly owned subsidiary of YAC. Acquiror is a wholly owned subsidiary of Callco.

Prior to closing, we advanced CDN$1,500,000 (approximately US$1,250,000) to the Acquiree Shareholders for the purpose of having them acquire certain shares of Acquiree capital stock from a third party so that at closing, the Acquiree Shareholders would own all the capital stock of Acquiree. The advance, which was not required to be repaid upon closing, became part of the purchase consideration that we paid to the Acquiree Shareholders.

Pursuant to the Share Purchase Agreement, we acquired through our subsidiary, Acquiror, all of the issued and outstanding capital stock of Acquiree in exchange for certain payments to be made at closing (the "Closing Payments") and subsequent to closing (the "Post-Closing Payments").

The Closing Payments consisted of:

   o the issuance to the Acquiree Shareholders of 6,500,000 Acquiror Series I Exchangeable Shares, 6,000,000 of which were issued subject to a Lock Up Agreement dated as of January 2, 2005 that restricts the subsequent sale, transfer, or disposal of a corresponding number of our common shares that will be issued to the holders of the Acquiror Series I Exchangeable Shares upon exchange thereof;
   o the issuance to the Acquiror Shareholders of 1,932,000 Acquiror Preferred Shares; and
   o the payment to the Acquiree Shareholders of CDN$750,000 (approximately US$624,975).

The Post-Closing Payments consist of:

   o a cash payment to the Acquiree Shareholders of CDN$2,182,000 (approximately US$1,817,606) due March 26, 2006 (the "2006 Payment");
   o a cash payment to the Acquiree Shareholders of CDN$1,000,000 (approximately US$833,333) due March 31, 2007 (the "2007 Payment"); and
   o a cash payment to the Acquiree Shareholders of CDN$1,000,000 (approximately US$833,333) due March 31, 2008 (the "2008 Payment").

Notwithstanding the forgoing, the 2006 Payment is not due and payable in the event that Acquiree's Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA") for the year ending December 31, 2005, is less than CDN$1,000,000. The 2007 Payment is not due and payable in the event that Acquiree's EBITDA for the year ending December 31, 2006 is less than CDN$1,500,000. The 2008 Payment is not due and payable in the event that Acquiree's EBITDA for the year ending December 31, 2007 is less than CDN$2,000,000.

Subject to the terms of a Series I Exchangeable Share Voting, Support and Exchange Agreement, dated as of January 2, 2005 (the "Series I Support Agreement"), among us, YAC, Callco, Acquiror and the Acquiree Shareholders holding Series I Exchangeable Shares of Acquiror (the "Holders'), the Holders have the option of converting any Post Closing Payments due to them into Acquiror Series I Exchangeable Shares at a conversion rate calculated by dividing the dollar amount of any converted payments by an amount representing the greater of:

   o  US$1.00 converted to CDN dollars; or
   o 80% of the average closing price of our common stock converted to CDN dollars for the twenty trading days immediately preceding the date on which an Acquiree Shareholder provides a notice of conversion to Acquiree.

All Holders of Acquiror Series I Exchangeable Shares also received one share of our newly created Series A Preferred Special Voting Stock (the "Series A Preferred Stock") for each Acquiror Series I Exchangeable Share owned. Shares of our Series A Preferred Stock have the right to vote on all matters submitted to the vote of our common shareholders on the basis of one vote for each share held. The Series A Preferred Stock is non-transferable, other than upon sale or exchange on disposition of the corresponding Acquiror Series I Exchangeable Shares, which triggers a requirement for the holder to deliver a like number of shares of Series A Preferred Stock to us for cancellation. The Series I Support Agreement also contains provisions that grant Callco the right, exercisable upon the occurrence of certain events, including the proposed dissolution or liquidation of Acquiror or a prior retraction request by the Holder, to require the Holders to sell their Series I Exchangeable Shares to Callco. Similarly, the Series I Support Agreement grants the Holder the right to require Callco to purchase from the Holder all or any part of the Holder's Acquiror Series I Exchangeable Shares upon certain events including the institution by Acquiror of any proceeding to be adjudicated a bankrupt or insolvent or to be dissolved or wound up. The Series I Support Agreement further provides for automatic exchange upon the sale of all or substantially all of our assets, or upon our liquidation or dissolution. The Series I Support Agreement further provides that so long as any Acquiror Series I Exchangeable Shares are issued and outstanding, that we and our subsidiaries cannot declare or pay a dividend on our respective common stocks unless an equivalent dividends is declared or paid, as the case may be, on the Series I Exchangeable Shares.

Subject to the terms of a Preferred Share Purchase and Support Agreement, dated as of January 2, 2005 (the "Preferred Share Support Agreement"), among us, YAC, Callco, Acquiror and the Acquiree Shareholders holding Acquiror Preferred Shares, and subject to Callco's right (the "Retraction Call Right"), exercisable upon the occurrence of certain events to require the Holders of Acquiror Preferred Shares to sell such shares to Callco, the Acquiree Shareholders, as Holders of Acquiror Preferred Shares, have the rights set forth in Schedule A of the Preferred Share Support Agreement. Dividends are not payable on the Acquiror Preferred Shares but as long as they are outstanding, Acquiror cannot, without the approval of the holders of the Acquiror Preferred Shares, pay any dividends on Acquiror's common shares or redeem or purchase or make any capital distributions in respect of any Acquiror common shares. Holders of Acquiror Preferred Shares are entitled, subject to the exercise of the Retraction Call Right by Callco and compliance with other terms of the Preferred Share Support Agreement, to require Acquiror to redeem their Acquiror Preferred Shares at a price of CDN$1.00 per share at specified times. The times at which holders of Acquiror Preferred Shares may make such requests are as follows:

   o  September 1, 2005 : 750,000 Acquiror Preferred Shares;
   o  September 30, 2005 ; 443,250 Acquiror Preferred Shares;
   o  December 31, 2005 : 443,250 Acquiror Preferred Shares; and
   o  March 31, 2006 : 295,500 Acquiror Preferred Shares.

In the event Acquiror fails or neglects to redeem the Acquiror Preferred Shares for CDN$1.00 as required by the Preferred Share Support Agreement, Acquiror shall redeem such Acquiror Preferred Shares by issuing to the Holders thereof
2.5 Series II Exchangeable Shares of Acquiror for each Acquiror Preferred Shares so redeemed.

Subject to the terms of a Series II Exchangeable Share Voting, Support and Exchange Agreement, dated as of January 2, 2005 (the "Series II Support Agreement") among us, YAC, Callco, Acquiror and the Acquiree Shareholders (the "Holders") holding Series II Exchangeable Shares of Acquiror (the "Acquiror Series II Exchangeable Shares"), the Holders of the Acquiror Series II Exchangeable Shares have the option, further subject to the right of Callco (the "Retraction Call Right") exercisable upon the occurrence of certain events to require the Holders to sell their Acquiror Series II Exchangeable Shares to Callco, to require Acquiror to redeem any or all of the Holder's Acquiror Series II Exchangeable Shares at a price equal to:

   o the then current market price for one share of our common stock which is payable by the delivery of one (1) share of our common stock; plus
   o the amount of all cash dividends declared and unpaid by us on our common stock at the effective time of such action; plus
   o the amount of all declared and unpaid non-cash dividends or other distributions by us on our common stock at the effective time of such action.

Notwithstanding the forgoing, during the first ninety days following the issuance of any Series II Exchangeable Shares, the Holder can only require the Acquiror to redeem half of their Series II Exchangeable Shares.

All Holders of Acquiror Series II Exchangeable Shares receive one share of our Series A Preferred Stock for each of their Acquiror Series II Exchangeable Shares. Contemporaneously with the completion of any transaction pursuant to which any Acquiror Series II Exchageable Shares held by a Holder are retracted, redeemed, purchased or exchanged, such Holder shall surrender to us a like number of shares of Series A Preferred Stock for cancellation. Holders of Acquiror Series II Exchangeable Shares are entitled to receive dividends on such shares at the times and in the amounts of any dividends declared by us on our common stock. The Series II Support Agreement also places limitations on Acquiror's ability to pay dividends on its common stock while shares of Acquiror Series II Exchangeable Shares are issued and outstanding. The Series II Support Agreement grants the Holders the right to require Callco to purchase from the Holders all or any part of the Holders' Acquiror Series II Exchangeable Shares upon certain events including the institution by Acquiror of any proceeding to be adjudicated a bankrupt or insolvent or to be dissolved or wound up. The Series II Support Agreement further provides for automatic exchange upon our liquidation or dissolution or upon the sale of all or substantially all of our assets.

Pursuant to the Share Purchase Agreement, we also agreed to issue an aggregate of 300,000 non-statutory stock options pursuant to our 2000 Stock Option Plan to employees of TOL Canada and Teckn-O-Laser USA, Inc. ("TOL USA"). The options granted to each employee have a maximum term of 10 years and vest in equal amounts, each equal to 1/3 of the total number of options granted to the employee, on each of the first, second and third anniversaries of the date of grant. Non-vested options terminate upon the employee's death, permanent disability or termination of employment. Vested options terminate 60 days after an employee's death, permanent disability or termination of employment except in cases where termination is for cause, in which event they terminate at the time of termination of employment. Effective January 31, 2004 we granted an aggregate of 244,500 options to 12 persons with an exercise price of US$1.57 per share, which was the closing market price for our common stock on January 31, 2005.

Pursuant to the Share Purchase Agreement, Wayne Maddever resigned from his positions as our President and Chief Executive Officer effective January 28, 2005 and the vacancy thereby created was filled at closing by Yvon Leveille. At closing we also appointed Alain Lachambre as our Vice President of Sales and Marketing. In connection therewith, we entered into renewable 3 year employment agreements with each of Yvon Leveille and Alain Lachambre. Messrs. Leveille and Lachambre were also appointed at that time to our board of directors although Mr. Lachambre subsequently determined effective February 4, 2005 that he did not wish to serve as a director and resigned. The initial base annual salaries payable to Messrs. Leveille and Lachambre under their employment agreements are CDN$175,000 (approximately US$145,900) and CDN$166,000 (approximately US$138,400), respectively. The employment agreements further provide for the payment of performance based bonuses of up to 100% of salary at the discretion of the Compensation Committee of the Board of Directors.

In connection with the Share Purchase Agreement and pursuant to our financing agreement with Manchester Consolidated Corp. ("Manchester") we paid Manchester a financing fee for its role in arranging the transaction equal to 5% of the transaction value. The transaction value was CDN$15,382,000 (approximately US$12,813,206), 5% of which is CDN$769,100 (approximately US$640,660). Pursuant to the forgoing we have paid Manchester CDN$350,000 in cash (approximately US$291,550) and paid the CDN$419,100 balance through the issuance of 698,500 shares of our common stock valued at US$.50 per share to Manchester and its designees.

In a related transaction to the Share Purchase Agreement, effective January 1, 2005 we acquired TOL USA from Teckn-O-Laser Global Inc. pursuant to a Share Purchase Agreement for $1,000 in cash. TOL USA is the US arm of the Teckn-O-Laser group of affiliated companies.

The Teckn-O-Laser group manufacturers and distributes imaging products, including remanufactured toner cartridges and remanufactured inkjet cartridges. These products are sold, directly and indirectly, to original equipment manufacturers, wholesale distributors, and retail office suppliers, both domestically and internationally. All such products are designed to reduce environmental waste while producing significant cost savings for the end consumer and businesses.

Barrington Loan Agreement

In conjunction with the Share Purchase Agreement, we entered into a Loan Agreement (the "Loan Agreement") dated as of January 26, 2005 with Teckn-O-Laser Company (the "Borrower"), YAC Corp. ("YAC"), 3091732 Nova Scotia Company ("Callco"), 3091503 Nova Scotia Company ("TAC"), Teckn-O-Laser Global Company

("TOLG"), Teckn-O-Laser USA Inc. ("TOL USA") and Barrington Bank International Limited ("Lender"). Pursuant to the Loan Agreement, on January 31, 2005 Lender loaned CDN$2,000,000 (approximately US$1,666,666) to Borrower which facilitated our ability to meet our obligations under the Share Purchase Agreement. The loan, which is secured by all of our assets, is guaranteed by each of us, YAC, Callco, TAC, TOLG and TOL USA. It has a maximum term of 10 years subject to acceleration upon default or to earlier payment. Interest of 12% per annum is due on the loan during the first 12 months of the term and interest of 20% per annum is due on the loan thereafter. The loan can be prepaid by Borrower in whole or in part. However, in the event prepayment occurs prior to the 1 year anniversary of the loan, Borrower is obligated to pay a prepayment fee equal to the amount of additional interest that Borrower would have paid on the loan from the date of prepayment through the date of the 1 year anniversary of the loan. Commencing on the 6 month anniversary of the loan, Lender has the right to convert the remaining principal balance of the loan into shares of our common stock at a conversion price of US$1.00 per share. As further consideration for the loan, we have agreed to issue 200,000 shares of our common stock to Lender and to include such shares in a registration statement to be filed by us that will register the resale of such shares. In connection with the loan, we, the Borrower, the Lender and the Guarantors have entered into a series of related agreements principally designed to protect the interests of the Lender in making the loan.

Consulting and Other Service Agreements

Effective January 13, 2005 we entered into an agreement with 6327214 Canada Inc., a corporation owned by William Smith pursuant to which we receive the services of William Smith, our acting secretary, treasurer and chief financial officer. Pursuant to the agreement we pay a fee of CDN$13,750 per month (approximately US$11,500) which amount is subject to future modification upon mutual agreement of the parties.

Effective February 1, 2005 we entered into a 1 year Investor Relations Agreement with Agora Investor Relations Corp., an Ontario, Canada corporation ("Agora") pursuant to which Agora provides shareholder services and, subject to compliance with applicable laws, rules and regulation, other services intended to raise public awareness of our business. In consideration of such services, we are paying Agora monthly compensation of CDN$2,750 (approximately US$2,300) and have issued to Agora 100,000 stock options, each to purchase one share of our common stock, at a price of $1.50 per share. The options are exercisable, upon vesting, during the period February 1, 2006 through February 1, 2008. 25,000 of the options vest on each of May 1, 2005; August 1, 2005; November 1, 2005; and February 1, 2006. The agreement is renewable at our option, for an additional 1 year term on similar terms. We also have the option to terminate the Agreement for a two day period commencing August 1, 2005. If we do so, all non-vested options will be forfeited and cancelled and we will have no further payment obligations to Agora.

Effective February 1, 2005 we entered into a 1 year Investor Relations Agreement with Stockgroup Media Inc. , a Canadian corporation ("Stockgroup") pursuant to which Stockgroup provides shareholder services and, subject to compliance with applicable laws, rules and regulations, other services intended to raise public awareness of our business. In consideration of such services, we are paying Stockgroup monthly compensation of CDN$2,250 (approximately US$1,920).

Effective January 7, 2005 we entered into a financial consulting agreement with Westminster Capital Inc. ("Westminster"). The term of the agreement is through and until December 31, 2007. In consideration thereof, we issued 300,000 shares to Westminster.

Effective January 7, 2005 we entered into a corporate consulting agreement with Gregory Belzberg. The term of the agreement is through and until December 31, 2007. In consideration thereof, we issued 50,000 shares of our common stock to Mr. Belzberg.

On January 6, 2005 we obtained an equity purchase commitment from Trisan Equitable Corporation ("Trisan") pursuant to which Trisan has committed to purchase an aggregate of $1,600,000 of our common shares valued at $.50 per share in stated amounts at stated times. Pursuant thereto, Trisan has agreed to purchase 1,250,000 shares for $625,000 on September 1, 2005; 740,000 shares for $370,000 on September 30, 2005; 740,000 shares for $370,000 on December 31,
2005; and 470,000 shares for $235,000 on March 31, 2006. On each share purchase date, for each share purchased by Trisan, we have also agreed to issue one common stock purchase warrant, each to purchase one share of our common stock at $1.50 per share at any time during the 3 year period commencing on issuance. The warrants will contain anti-dilution and cashless exercise provisions. We have agreed to register the shares to be purchased by Trisan under the commitment on behalf of Trisan.

In January 2004 we entered into an exclusive financing arrangement with Manchester Consolidated Corp. ("Manchester"), a corporation owned by Anthony Pallante whereby a fee is payable by us, upon successful completion of a financing or any acquisition, merger, or other business combination generated by Manchester. The fees for financing were 10% up to $2 million plus 7% on $2 million to $5 million plus 5% on any excess over $5 million and the fees for an acquisition which are based on the transaction value were 12% on first $5 million plus 7% on the next $5 million plus 4% on any excess value over $10 million. Where Manchester both raises financing and assists in a merger in the same transaction it is entitled to the larger fee under the two provisions. Either party to the agreement can terminate, without penalty, with 9 months written notice. In July 2004 we amended the January 2004 financing agreement arrangement. Thereunder, we are presently obligated to pay Manchester a fee upon successful completion of a financing or any acquisitions, mergers, or other business combinations arranged for us by or through Manchester. The revised fee structure for financings are 10% for transactions up to and including $2,000,000; 7% for transactions in excess of $2,000,000 up to and including $5,000,000; and 5% for transactions in excess of $5,000,000. The revised fee structure for acquisitions, mergers or other business combinations is 12% for transactions up to and including $5,000,000; 7% for transactions in excess of $5,000,000 up to and including $10,000,000; and 5% for transactions in excess of $10,000,000. All other material terms of the arrangement remain unchanged. In connection with its role in arranging the Share Purchase Agreement with Teckn-O-Laser Global Company, we paid Manchester a transaction fee equal to 5% of the transaction value of CDN($15,382,000) (approximately US$12,813,206) which was CDN$769,100 (approximately US$640,660). Payments consisted of CDN$350,000 in cash (approximately US$291,550) and CDN$419,100 (approximately US$349,250) in shares of our common stock valued at US$.50 per share resulting in our March 2005 issuance of 698,500 shares to Manchester and its designees.

Effective January 6, 2003 we executed a consulting agreement with Manchester Administrative Services Inc. ("Manchester Administrative"), a corporation owned by Anthony Pallante, to provide us with the services of various individuals. Thereunder, Manchester Administrative was paid consulting fees of up to $40,000 per month depending on the level of work completed. Fees were invoiced monthly on an ongoing basis. Pursuant to this agreement, we received the services of William Smith, who signed the contract on behalf of Manchester Administrative, as Executive Vice President. Manchester Administrative was paid $259,074 under this agreement for 2004, $81,500 of which was paid to William Smith, $45,000 of which was paid to Anthony Pallante, and the remainder consisted of expense reimbursement related to our corporate reorganization and acquisition activities. At the end of each quarter, under this agreement, Manchester Administrative had the right to convert any unpaid fees into our common stock at the greater of $1.00 per share or 80% of the then market price. This agreement was terminated effective January 13, 2005

For a description of additional service agreements see Item 10. Executive Compensation Employment Agreements and Item 12. Certain Relationships and Related Transactions.

Financing Transactions

As discussed in greater detail above under "Barrington Loan Agreement", effective January 31, 2005 we closed a loan agreement with Barrington Bank International Ltd. pursuant to which we received CDN$2,000,000.

On January 7, 2005 we issued a $1,000,000 convertible promissory note (the "Note") paying interest at the rate of 3.9% per annum to Westminster Capital Inc. ("Westminster") in consideration of $1,000,000 which was used for us for the primary purpose of providing funding for our acquisition of Teckn-O-Laser Global Company. Interest and principal on the Note are due January 1, 2008 subject to prepayment or conversion commencing on or after July 1, 2005. Interest and principal due on the Note are convertible into shares of our common stock (the "Shares") at a price of $.50 per share. For each share acquired upon conversion, the holder will also receive one common stock purchase warrant to purchase one share of our common stock (the "Warrant Shares") at a price of $1.50 per share at any time prior to July 1, 2008. If prior to July 1, 2005 we issue any stock, options, or warrants, other then certain specifically excluded securities issuances, at a price or exercise price of less than $.50 per share, the per share conversion price under the Note will be reduced to the price at which such other securities were sold. Additionally, the Note conversion price is subject to adjustment to give effect to any stock splits, stock dividends, or corporate reorganizations by us prior to conversion or repayment of the Note. We have agreed to register the Shares and Warrant Shares for resale, on behalf of Westminster.

In January 2005 we sold an aggregate of 2,330,000 units to 10 persons at $.50 per unit or $1,165,000 on an aggregate basis. Each unit consists of one share of our common stock (the "Unit Shares") and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of our common stock at a price of $1.50 per share at any time during the three year period commencing on January 31, 2005 (the "Warrant Shares"). The proceeds from the offering were used towards the funding of our acquisition of Teckn-O-Laser Global Company. In connection with these sales we were also obligated to issue 68,000 units to DGM

Bank & Trust Inc. ("DGM") as a commission with respect to sales of 680,000 units made through them in the offering (the "DGM Units"). 2,210,000 of the Unit Shares and 56,000 shares comprising part of the DGM Units were issued in March 2005. We expect to issue the remaining 120,000 Unit Shares and 12,000 shares comprising part of the DGM Units in late April 2005. We have agreed to register for resale, on behalf of the subscribers in this offering and DGM, the Unit Shares and the Warrant Shares including the Unit Shares and Warrant Shares underlying the DGM Units.

During the period July 2004 through October 2004 we sold an aggregate of 647,500 Special Warrants to 18 persons at $1.00 per unit or $647,500 on an aggregate basis pursuant to our Agency Agreement dated June 22, 2004 with DGM Bank & Trust Inc. (the "Agent"). Each Special Warrant was exercisable without additional consideration to receive a Class A unit consisting of one share of our common stock (the "Unit Shares") and one common stock purchase warrant. Each of these warrants, as amended, entitles the holder to purchase one share of our common stock at $1.50 per share (the "Warrant Shares") at any time during the three year period that commenced on September 27, 2004. In connection with the offering, we also issued 64,750 Special Warrants to the Agent. Effective October 27, 2004 all of the Special Warrants were exercised resulting in our issuance of 712,500 shares and 712,500 warrants. Pursuant to the offering we were also obligated to pay a 100,000 share work fee to the Agent, which was paid in March 2005. The proceeds from the offering were used to fund our acquisition of Teckn-O-Laser Global Company. In January 2005, in connection with a related unit offering, the proceeds of which were also to be utilized for the funding of the acquisition, it became apparent that our unit pricing was too high and that our units of the type underlying the Special Warrants sold in this offering should be sold at $.50 per unit rather than $1.00 per unit. Consequently, in January 2005 we agreed to issue an additional 647,500 units to the offering subscribers or their designees, at no additional cost, to bring their unit cost down to $.50 per unit. The additional units were issued in March 2005. We have agreed to register for resale on behalf of the subscribers in this offering the Unit Shares and Warrant Shares, including the additional Unit Shares and the Warrant shares underlying the additional warrants issued in March 2005.

On June 25, 2004 we entered into a non-binding letter agreement with Dancap Private Equity Inc. ("Dancap") respecting the proposed sale of a $2,000,000 5 year, 12% secured subordinated debenture to Dancap. The proposed transaction was to also involve the sale to Dancap of 800,000 shares of redeemable, convertible preferred stock for nominal consideration. The sales were conditioned on the execution of a formal agreement between the parties and several other conditions. As of April 1, 2005 a formal agreement has not been prepared or completed. If completed and closed we may use the proceeds to pay down our loan with Barrington Bank International Ltd. We are unable to determine however, whether we will ever complete and close an agreement with Dancap and if so, the timing thereof.

On June 22, 2004 we entered into an Agency Agreement with DGM Bank & Trust Inc. ("DGM") whereby DGM was appointed as our exclusive placement agent for an offering (the "Offering") of up to 4,250,000 special warrants (the "Special Warrants") at a price of $1.00 per Special Warrant or $4,250,000 on an aggregate basis. The Offering was to consist of a first offering (the "First Offering") consisting of up to 750,000 Special Warrants and a second offering (the "Second Offering") consisting of 2,750,000 Special Warrants. As discussed above, we sold an aggregate of 647,500 Special Warrants in the First Offering and issued 64,750 Special Warrants to DGM in its capacity as placement agent. DGM was unable to effect the Second Offering under the terms contemplated and the Second Offering was subsequently abandoned. We did however, arrange alternative financing as discussed above under the paragraph dealing with our December 2004 and January 2005 offering. In connection with the termination of the Agency Agreement we issued 50,000 common shares and 150,000 common stock purchase warrants to DGM in satisfaction of certain obligations of ours to DGM under the Agency Agreement. We further agreed that if DGM engages in and completes any future financings on our behalf that DGM will be compensated at rates to be negotiated. In the First Offering, each Special Warrant was exercisable, for no additional consideration, to receive one Class A Unit (the "A Units"). Each A Unit consists of one share of our common stock and one common stock purchase warrant to purchase an additional share of our common stock at a price of $1.50 per share at any time during the three year period commencing on the closing date of the First Offering. In the Second Offering, each Special Warrant was to be exercisable, for no additional consideration, to receive one Class B Unit (the "B Units"). Each B Unit was to consist of one share of our common stock and one-half common stock purchase warrant. Each full common stock purchase warrant was to be exercisable to purchase one of our common stock at a price of $1.50 per share at any time during the two year period commencing on the closing date of the Second Offering. In consideration of the Agent's services, we agreed to pay the Agent a commission equal to 10% of the gross proceeds raised in the Offering, except with respect to sales to certain persons identified by us to the Agent. For these sales, the commission was 5%. We further agreed to pay the Agent a 10% commission with respect to certain unrelated financings by us, if any, during the period June 22, 2004 through the closing date of the Second Offering. The Agent could elect to receive commissions in cash, Special Warrants or some combination thereof. We were further obligated to issue to the Agent, Special Warrants in an amount equal to 10% of the Special Warrants sold in the Offering. In the event, we raised gross proceeds of $500,000 or more in the First Offering, we agreed to issue 100,000 common shares to the Agent as a work fee. We have agreed to file a registration statement to register the common stock comprising part of the A Units and the common stock underlying the common stock purchase warrants comprising part of such Units.

In May and June 2004 we sold an aggregate of 205,000 units to 3 persons at $1.00 per unit or $205,000 in the aggregate. Each unit consists of one share of our common stock (the "Unit Shares") and one common stock purchase warrant. Each warrant, as amended, entitles the holder to purchase one share of our common stock at a price of $1.50 per share (the "Warrant Shares") at any time during the three year period that commenced on the subscription date. The proceeds from this offering were issued towards the funding of our acquisition of Teckn-O-Laser Global Company. In January 2005 in connection with a related unit offering, the proceeds of which were also to be utilized towards the funding of the acquisition, it became apparent that our unit pricing was too high and that our units of the type sold in May and June 2004 should be sold at $.50 per unit rather than $1.00 per unit. Consequently, in January 2005 we agreed to issue an additional 205,000 units to the investors, at no additional cost, to bring their unit cost down to $.50 per unit. Both the original 205,000 units and the additional units were issued in March 2005. We have agreed to register for resale, on behalf of the subscribers in this offering, the Unit Shares and Warrant Shares, including the additional Unit Shares and Warrant Shares issued.

In April 2004, we issued a $70,000 convertible promissory note bearing interest at 10% per annum to Manchester Consolidated Corp. The note was due on demand. It was convertible into shares of our common stock at a conversion price of $1.00 per share. The note, together with all accrued interest then due, was paid in full in February 2005.

On January 1, 2004 we issued a 10%, $250,000 promissory note to BG Capital Group Bahamas Ltd. in consideration of $250,000 advanced to us for use as working capital. The Note was due January 1, 2005, or earlier in the event that we consummated a business combination with an entity having revenues of $3,000,000 or more in its last completed fiscal year. In such latter event, the Note was due thirty days after the completion of the business combination. In January 2005, the parties mutually agreed to extend the due date on the Note to February 28, 2005. In February 2005 we paid off the note and all accrued interest then due on the note.

Proposed Acquisition

In April 2005, we made a tentative offer to management of Turbon AG ("Turbon"), to acquire all the outstanding shares of Turbon, a leading global imaging supply company publicly traded on the Frankfurt stock exchange. The aggregate offering price, pursuant to the offer, is approximately US$49 million consisting of US$40 million in cash and US$9.0 million in Adsero stock. The Turbon Executive Board has agreed to meet with us to discuss the details of our offer as well as the planned role and significance of Turbon within the combined entity in the event the acquisition is accomplished. If amenable to our offer, Turbon's Executive Board will provide its recommendation to Turbon's shareholders. The completion and closing of this transaction will be subject to certain conditions, including but not limited to, completion of due diligence, raising of the necessary funds to close the transaction, and the approval of Turbon's shareholders. No assurance can be given that the acquisition will be completed or, if completed, the actual terms thereof.

Employees

As of March 31, 2005 we had 232 employees including 189 in production, 29 in sales and marketing, 7 in research & development, and 7 in administration. Per location we have 220 in Sainte Julie, Quebec, 6 in Memphis Tennessee, 4 in Toronto, Ontario, and 2 in Quebec City, Quebec. On November 30, 2004, the United Steel Workers Union, local section 9414, affiliated with the FTQ (Federation des travailleurs du Quebec) was accredited to represent the production employees of Teckn-O-Laser at the Sainte Julie location. The accreditation certificate covers production employees, excluding office and administrative employees. On January 9, 2005, representatives were elected and negotiations commenced February 17, 2005. Negotiations have not yet been completed and we cannot estimate the impact thereof on our business until these negotiations are competed.

                         ITEM 2. DESCRIPTION OF PROPERTY

Our headquarters, manufacturing and administrative operations are located in our owned facility at 2101 Nobel Street, Sainte Julie, Quebec, J3E 1Z8. We have an outstanding mortgage with respect to this facility of approximately Cdn$2.7 million (approximately US$2.25 million) which is due May 2006. At such location we utilize approximately 70,828 square feet of space. In addition we lease warehouse and office space at the following locations: 16,944 square feet of warehouse and office space at 4380 Swinnea Road,Building B, Suite 112,Memphis, TN, USA 38118 for $6,480 per month under a lease ending December 2007; 1,382 square feet of sales office space at 401 Magnetic Drive, #41-42, Downsview Ontario, Canada M3J 3H9, for $979 per month under a lease ending September 2005; and 320 square feet of sales office space at 1841-B, boulevard Hamel,Quebec City,Canada G1N 3Y9 for $460 per month under a lease ending May 2007.

                            ITEM 3. LEGAL PROCEEDINGS

On December 31, 2002, our CEO and VP of Finance resigned. On the same date, one of the production chemists from our R&D facility also resigned. Prior to resigning these three officers dismissed all the employees of Reink USA, which left us with no employees. On May 7, 2003 we commenced legal proceedings against these three former officers in the United States Bankruptcy Court for the District of New Jersey (Case Number 03-11053 (JHW)) for actions we believe to be in violation of non-competition and confidentiality clauses within their employment contracts. In this action we are seeking damages and other relief in the amount of $1,000,000. The prior officers filed a counter-suit against us for back wages and other costs. We consider the counter-claim to be without merit. On September 7, 2003 we filed a defense against the counter-claim. We are presently unable to determine the probable outcome of these matters.

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

On May 21, 2004, John Calzaretto instituted an action against us in the Superior Court of New Jersey, Law Division, Burlington County (Docket No.:
BUR-L-001259-04) seeking $25,768.50 together with interest, attorney's fees and costs of suit based upon a claim for payment for legal services rendered. We settled the matter for $15,000 in January 2005.

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

         QUARTER INDICATED              HIGH BID          LOW BID
         -----------------              --------          -------
         March 31, 2003                  $3.00             $.20
         June 30, 2003                    1.20              .40
         September 30, 2003                .40              .20
         December 31, 2003                1.80              .20
         March 31, 2004                    .25              .03
         June 30, 2004                    1.65              .25
         September 30, 2004               1.73             1.05
         December 31, 2004                1.25              .65

On March 29, 2005, the closing bid price for our common stock was $1.07 per share.

HOLDERS

As of March 30, 2005, there were 195 record holders of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

Effective January 2004, we converted an aggregate of approximately $196,900 in debt into an aggregate of 19,690,000 restricted shares of our common stock. Following the effectuation of our 20:1 reverse stock split on March 22, 2004 these shares became approximately 984,500 shares. The conversions were made pursuant to Debt Conversion and General Release Agreements between us and three persons. We have agreed to register these shares on behalf of the recipients thereof. 100,000 of the shares were issued to Wayne Maddever in connection with the conversion by BBP Consulting of $20,000 of debt. 384,500 of these shares were issued to William Smith, through Manchester Administrative Services, in connection with services performed by William Smith prior to 2003 valued at $76,900. 500,000 of these shares were issued to R World Inc. in connection with the conversion of $100,000 of debt.

On January 1, 2004 we issued a 10%, $250,000 promissory note to BG Capital Group Bahamas Ltd. in consideration of $250,000 advanced to us for use as working capital. In February 2005 we paid off the note and all accrued interest then due on the note.

Effective January 2004, we converted an aggregate of $170,000 in Note principal plus all interest then due thereon (approximately $17,800) into an aggregate of 18,360,000 restricted shares of our common stock. Following the effectuation of our 20:1 reverse stock split on March 22, 2004 these shares became approximately 918,000 shares. The conversions were made pursuant to Note Cancellation and Release Agreements between us and nine persons.

In April 2004, we issued an aggregate of 5,405,025 restricted shares (the "Interhold Shares") of our common stock to Interhold Co. and its designees pursuant to a February 28, 2004 Note Cancellation and General Release under which a $308,000 promissory note of Reink Imaging USA, Ltd. in favor of Interhold Co., plus all interest due thereon ($73,240) was cancelled. Also cancelled was an April 7, 2003 Guarantee and Security Agreement between Interhold and us which had been put in place as a result of a January 2002 agreement.

In April 2004, we issued an aggregate of 2,350,500 restricted shares (the "Manchester Shares") of our common stock to designees of Manchester Administrative Services Ltd. ("Manchester") pursuant to a February 28, 2004 Debt Conversion and General Release under which a debt of ours to Manchester in the approximate amount of $306,500 was cancelled. This debt was incurred pursuant to our January 6, 2003 Consulting Agreement with Manchester and included debts incurred in January and February 2004. We have agreed to register the Manchester Shares on behalf of the recipients thereof.

In April 2004, we issued an aggregate of 185,000 restricted shares (the "Stock") to 3 persons pursuant to Note Cancellation and General Release Agreements dated February 25, 2004; March 29, 2004; and March 30, 2004 respectively. Under these agreements an aggregate of $185,000 of note principal plus all accrued interest due thereon (approximately $62,248) was cancelled in consideration for the Stock. We have agreed to register these shares on behalf of the recipients thereof.

In April 2004, we issued a $70,000 convertible promissory note bearing interest at 10% per annum to Manchester Consolidated Corp. The note, together with all accrued interest then due, was paid in full in February 2005.

On April 15, 2004 we granted 100,000 stock options with an exercise price of $.25 per share to each of Wayne Maddever, William Smith and Anthony Pallante in consideration of services rendered in connection with our corporate reorganization and services related to Reink USA's bankruptcy. These options vest in equal amounts over a three year period on each of the first, second and third anniversaries of the issuance date and are exercisable for a period of ten years from issuance. We have agreed to register these shares on behalf of the recipients thereof.

In May and June 2004 we sold an aggregate of 205,000 units to 3 persons at $1.00 per unit or $205,000 in the aggregate. Each unit consists of one share of our common stock (the "Unit Shares") and one common stock purchase warrant. Each warrant, as amended, entitles the holder to purchase one share of our common stock at a price of $1.50 per share (the "Warrant Shares") at any time during the three year period that commenced on the subscription date. In January 2005 in connection with a related unit offering, the proceeds of which were also to be utilized towards the funding of the acquisition, it became apparent that our unit pricing was too high and that our units of the type sold in May and June 2004 should be sold at $.50 per unit rather than $1.00 per unit. Consequently, in January 2005 we agreed to issue an additional 205,000 units to the investors, at no additional cost, to bring their unit cost down to $.50 per unit. Both the original 205,000 units and the additional units were issued in March 2005. We have agreed to register for resale, on behalf of the subscribers in this offering, the Unit Shares and Warrant Shares, including the additional Unit Shares and Warrant Shares issued.

During the period July 2004 through October 2004 we sold an aggregate of 647,500 Special Warrants to 18 persons at $1.00 per unit or $647,500 on an aggregate basis. In connection with the offering, we also issued 64,750 Special Warrants to the placement agent. Each Special Warrant was exercisable without additional consideration to receive a Class A unit consisting of one share of our common stock (the "Unit Shares") and one common stock purchase warrant. Each of these warrants, as amended, entitles the holder to purchase one share of our common stock at $1.50 per share (the "Warrant Shares") at any time during the three year period that commenced on September 27, 2004. Effective October 27, 2004, all of the Special Warrants were exercised resulting in our issuance of 712,250 shares and 712,250 warrants. Pursuant to the offering we were also obligated to pay a 100,000 share work fee to the placement agent, which was paid in March 2005 (the "Work Fee Shares"). In January 2005, in connection with a related unit offering, the proceeds of which were also to be utilized for the funding of the acquisition, it became apparent that our unit pricing was too high and that our units of the type underlying the Special Warrants sold in this offering should be sold at $.50 per unit rather than $1.00 per unit. Consequently, in January 2005 we agreed to issue an additional 647,500 units to the offering subscribers, or their designees, at no additional cost, to bring their unit cost down to $.50 per unit. The additional units were issued in March 2005. We have agreed to register for resale on behalf of the subscribers in this offering and DGM, the Unit Shares and Warrant Shares, including the additional Unit Shares and the Warrant Shares underlying the additional warrants issued in March 2005, and the Work Fee Shares.

In January 2005 we sold an aggregate of 2,330,000 units to 10 persons at $.50 per unit or $1,165,000 on an aggregate basis. Each unit consists of one share of our common stock (the "Unit Shares") and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of our common stock at a price of $1.50 per share at any time during the three year period commencing on January 31, 2005 (the "Warrant Shares"). In connection with these sales we were also obligated to issue 68,000 units to DGM Bank & Trust Inc. ("DGM") as a commission with respect to sales of 680,000 units made through them in the offering (the "DGM Units"). 2,210,000 of the Unit Shares and 56,000 shares comprising part of the DGM Units were issued in March 2005. We expect to issue the remaining 120,000 Unit Shares and

12,000 shares comprising part of the DGM Units in late April 2005. We have agreed to register for resale, on behalf of the subscribers in this offering and DGM, the Unit Shares and the Warrant Shares including the Unit Shares and Warrant Shares underlying the DGM Units.

In December 2004 we issued an aggregate of 350,000 shares of our common stock under two consulting agreements. We have agreed to register these shares on behalf of the recipients thereof.

On January 7, 2005 we issued a $1,000,000 convertible promissory note (the "Note") paying interest at the rate of 3.9% per annum to Westminster Capital Inc. ("Westminster") in consideration of $1,000,000. Interest and principal in the Note are due January 1, 2008 subject to prepayment or conversion commencing on or after July 1, 2005. Interest and principal due on the Note are convertible into shares of our common stock (the "Shares") at a price of $.50 per share. For each share acquired upon conversion, the holder will also receive one common stock purchase warrant to purchase one share of our common stock (the "Warrant Shares") at a price of $1.50 per share at any time prior to July 1, 2008. If prior to July 1, 2005 we issue any stock, options, or warrants, other then certain specifically excluded securities issuances, at a price or exercise price of less than $.50 per share, the per share conversion price under the Note will be reduced to the price at which such other securities were sold. Additionally, the Note conversion price is subject to adjustment to give effect to any stock splits, stock dividends, or corporate reorganizations by us prior to conversion or repayment of the Note. We have agreed to register the Shares and Warrant Shares on behalf of Westminster.

Effective January 31, 2005 in connection with the Teckn-O-Laser Global Company acquisition, 3091503 Nova Scotia Company, an indirect subsidiary of ours, issued an aggregate of 6,500,000 Series I Exchangeable Shares to the former shareholder of Teckn-O-Laser Global Company, each of which is convertible into one share of our common stock. We have agreed to register the shares issuable upon conversion on behalf of the recipients thereof. In the same transaction, we issued an aggregate of 6,500,000 shares of our Series A Special Voting Preferred Stock to the holders of the Series I Exchangeable Shares. See Item 1. Description of Business - Teckn-O-Laser Share Purchase Agreement.

Effective January 31, 2005, in connection with the Teckn-O-Laser Global Company acquisition we issued an aggregate of 244,500 options to 12 Teckn-O-Laser Company employees with an exercise price of $1.57 per share. We have agreed to register the shares underlying the options on behalf of the employees.

Effective January 31, 2005 in connection with the Barrington Bank International Limited Loan Agreement we issued 200,000 shares of our common stock to Barrington Bank International Limited ("Barrington"). We have agreed to register these shares on behalf of Barrington.

In March 2005 we issued an aggregate of 698,500 shares of our common stock to Manchester Consolidated Corp. ("Manchester") and its designees as part of the financing fee payable to Manchester for its role in arranging the Teckn-O-Laser Global Company acquisition. 538,500 of these shares were issued directly to Manchester. We have agreed to register these shares on behalf of the recipients thereof.

In February 2005, we issued 100,000 stock options with an exercise price of $1.50 per share to Agora Investor Relations Corp. ("Agora") pursuant to our February 1, 2005 Investor Relations Agreement with Agora. The options are exercisable, upon vesting, during the two year period commencing February 1, 2006. We have agreed to register the shares underlying the options on behalf of the recipients thereof.

In March 2005 we issued 50,000 shares of our common stock and 150,000 common stock purchase warrants to DGM Bank and Trust Inc. ("DGM") in satisfaction and settlement of all sums due by us to DGM under our June 22, 2004 Agency Agreement with DGM with respect to equity sales made by us during the term of the Agency Agreement that were not generated by or through DGM. We have agreed to register the shares and the shares underlying the warrants on behalf of the recipients thereof.

In March 2005 we issued an aggregate of 500,000 shares our common stock to 2 persons in connection with financial consulting services provided to us principally during the fourth quarter of 2004. We have agreed to register these shares on behalf of the recipients thereof.

On March 30, 2005 we granted an aggregate of 110,000 stock options, each with an exercise price of $1.06 per share, to our non-employee directors. We have agreed to register these shares on behalf of the recipients thereof.

All of the foregoing issuances were made in reliance on Section 4(2) or Regulation S of the Securities Act of 1933, as amended.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes information regarding our stock option plans as at March 31, 2005.

Plan Category                  Number of Shares to be   Weighted-average     Number of options remaining available
                               issued upon exercise of  exercise price of    for future issuance under equity
                               outstanding options      outstanding options  compensation plans (excluding
                                                                             securities reflected in column (a))
                               (a)                      (b)                  (c)
-----------------------------  -----------------------  -------------------  --------------------------------------
Equity compensation plans      792,000                  $1.52                708,000
approved by security holders

Equity compensation plans not  N/A                      N/A                  N/A
approved by security holders

TOTAL                          792,000                  $1.52                708,000

Stock Option Plans

On April 5, 2000 and April 6, 2000, our board of directors and stockholders, respectively, adopted a stock option plan. We have reserved 1,500,000 shares of common stock for issuance upon exercise of options granted from time to time under this stock option plan. The stock option plan is intended to assist us in securing and retaining employees, advisors, and consultants by allowing them to participate in our ownership and growth through the grant of incentive and non-qualified options.

Under the stock option plan we may grant incentive stock options only to employees including employee officers and directors, or we may grant non-qualified options to our employees, officers, directors, advisors and consultants. The stock option plan is presently administered directly by our board of directors although it may in the future be administered by a committee appointed by our board.

Subject to the provisions of the stock option plan, either the board or the committee, if applicable, will determine who shall receive options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options shall be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted; provided that incentive stock options granted to a 10% holder of our voting stock shall be exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options are set by the board or the committee, in its discretion. The exercise price of options granted under the plan may be payable in cash or, with the approval of the board or the committee, by delivery of shares or by a combination of cash and shares. Shares of common stock received upon exercise of options granted under the plan will be subject to restrictions on sale or transfer.

As of March 31, 2004, we have issued options to purchase an aggregate of 792,000 shares of common stock under our stock options plans at exercise prices ranging from $.25 to $13.40 per share. All of such issuances involved grants of non-qualified stock options.

                            ITEM 6. PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Report.

As a result of the departure of certain former officers, in January 2003 we closed down our manufacturing facility in Pennsauken, New Jersey and moved all inventory and equipment to other locations. At December 31, 2002 we wrote down inventories related to the impact ribbons and toner product lines to their estimated fair values, and had an impairment charge on certain fixed assets as a result of closing the manufacturing facility. In January, 2003 the three largest creditors of Reink USA filed a petition to force Reink USA into Chapter 7 under the US Federal Bankruptcy Code. On July 10, 2003, Reink USA was moved from Chapter 11 "Reorganization" into Chapter 7 "Liquidation" and a Bankruptcy Trustee was appointed to administer the estate. As a result, we lost control of Reink USA.

Due to the previous events we ceased operations until additional financing was obtained in order to restart operations or acquire an existing business.

We have financed our cash requirements primarily through sales of our debt and equity securities, cash flows from operations, and bank borrowings.

As of December 31, 2004, we had a working capital deficiency of approximately $2,800,000 (including approximately $2,100,000 related to the discontinued operation leaving a net working capital deficiency of approximately $700,000).

During January through April, 2004, we converted notes payable of $816,318 and other liabilities of $426,650 for a total of $1,242,968 into 9,843,025 common shares. We have no further obligations related to these notes and other liabilities which were converted.

The independent registered public accounting firm's report on our financial statements for the year ended December 31, 2004 contains an explanatory paragraph that expresses doubt about our ability to continue as a going concern. Subsequent to year end we raised $1,165,000 additional equity and entered into a loan agreement for CDN$2 million with Barrington Bank International Limited. These financings allowed us, in January 2005, to acquire 100% of an existing business within the imaging consumables segment which remanufactures laser toner printer cartridges.

We plan on continuing to build on the operations of the recently completed acquisition and look at further acquisition opportunities within the imaging segment.

Except as provided herein, we have no present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except as noted herein, we know of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way. We have no material commitments for capital expenditures. We know of no material trends, favorable or unfavorable, in our capital resources. As a result of the acquisition, subsequent to the year-end we own plant and equipment related to the re-manufacture of laser toner printer cartridges in Sainte Julie, Quebec. See
Item 2. Description of Property. We also conduct product research and development at this location. During its 2003 and 2004 fiscal years ended April 30, 2003 and April 30, 2004, respectively, Teckn-O-Laser Global Company spent approximately CDN$475,000 (approximately US$395,833) and CDN$336,000 (approximately US$280,000) on research and development. We anticipate spending approximately US$350,000 on research and development during 2005. We have 232 employees as a result of the acquisition. We anticipate we will need approximately $3 million in additional financing through a combination of debt and equity to finance our growth plans during the next 12 months. In the event, we reach an agreement with Turbon AG and its shareholders for us to acquire Turbon AG, our financing requirements will be significantly higher. See Item 1. Description of Business - Proposed Acquisition.

                          ITEM 7. FINANCIAL STATEMENTS

The financial statements are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements included.

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING, AND FINANCIAL DISCLOSURE

Not Applicable.

                        ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS

As of the end of the period covered by this Annual Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13-d-15(e) and 15d-15(e)). Based upon that evaluation and the material weakness described below, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") concluded that as of the end of the period covered by this Annual Report on Form 10-KSB our disclosure controls and procedures were adequate to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

OFFICERS' CERTIFICATIONS

Appearing as exhibits to this Annual Report are "Certifications" of the CEO and the CEO. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 ("Exchange Act"), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Our company is not an accelerated filer (as defined in the Securities Exchange
Act) and is not required to deliver management's report on control over our financial reporting until our fiscal year ended December 31, 2006. Nevertheless, we identified a certain matter that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No.2) in our internal controls over financial reporting.

The material weakness we identified relates to our limited segregation of duties. Segregation of duties with our company is limited due to our small number of employees. The aforementioned condition constitutes a material weakness (as that term is defined in Auditing Standard 2) in our financial reporting system.

We believe that the aforementioned risk is partially mitigated by the fact that our CFO is principally responsible for maintaining our financial records and our CEO reviews and approves all of our cash expenditures and equity based transactions. In addition, we had no revenue during 2004 and our company was minimally active. We also believe (based on our current roster of employees), that the risks associated with having limited segregation of duties in these circumstances is insignificant. However, we acknowledge that additional control procedures are necessary to ensure that all of our financial information is properly recorded

Subsequent to December 31, 2004 we completed our acquisition of Techn-O-Laser Global Company, which has a more formalized reporting structure. We intend to evaluate the effectiveness of our internal controls as a result of this acquisition and assess what additional procedures we may institute to mitigate the risks associated with having a limited segregation of duties. Such additional procedures could include, but not necessarily be limited to, requiring dual approval of all expenditures by the CEO, CFO and/or applicable department heads, and two authorized signatures with respect to expenditures in excess of defined dollar amounts.

We believe that, for the reasons described above, we will be able to improve our disclosure controls and procedures and remedy the material weakness identified above.

Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           ITEM 8B. OTHER INFORMATION

Not applicable.

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

The following table sets forth certain information, as of March 31, 2005, with respect to our directors and executive officers.

                                                               Date of Election
                                                                or Appointment
Name             Positions Held                          Age      as Director
----             --------------                          ---   ----------------
Yvon Leveille    President, Chief Executive Officer,     57    January 31, 2005
                 Director
William Smith    Secretary, Treasurer, Chief Financial   41        May 2000
                 Officer, Director
Wayne Maddever   Director                                57      October 2000
Andre Leroux     Director                                53      March 8, 2005
Donald Page      Chairman                                51     March 30, 2005

The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

YVON LEVEILLE joined us effective January 31, 2005, as a result of our acquisition of Teckn-O-Laser Global Company ("Tecknolaser"). He founded Tecknolaser in 1988 and has helped grow revenues from nil to over $30 million. Previously he founded Micro Tempus in 1982, a communications software development company which went public in 1986. He is a graduate of Devry Institute of Technology - electronic engineering.

WILLIAM M. SMITH joined us in May, 1999, as Chief Financial Officer and has served as our Secretary, Treasurer, and as a Director since May, 2000. From April, 1998 to March, 1999, Mr. Smith was the CFO of the Locator Group Inc., a leader in the publishing industry. From September, 1994 to March, 1998, Mr. Smith was Vice President and Treasurer of Cott Corporation, a publicly traded company in both Canada and the United States. Cott Corporation is the largest private label manufacturer of soft drinks in North America. Prior to 1994, Mr. Smith was the Treasurer and Officer at Molson Breweries responsible for all financing, cash flow, leasing and foreign exchange, amongst other senior financial responsibilities. Mr. Smith is a chartered accountant and graduated with honors from the University of Waterloo, Canada with a Bachelor of Mathematics degree in 1987.

WAYNE J. MADDEVER, PH.D., P. ENG. joined us as a Director in October, 2000 and was appointed President and CEO on January 10, 2003. On January 28, 2005 he resigned his positions as our President and Chief Executive Officer. From January 1999 until October 2000, Dr. Maddever was General Manager of Sanden Machine, Ltd., a Cambridge, Ontario, Canada supplier of web offset printing equipment to the forms, direct mail and commercial printing industries. From December, 1996 to January, 1999, Dr. Maddever served as President of Resource Plastics, Inc., the largest recycler of film and rigid plastics in Canada. From May, 1991 to December 1996, Dr. Maddever served as General Manager of MG Canada, a subsidiary of Messen Greishein Gnbh, Germany's largest industrial gas company. Dr. Maddever received his Doctorate in Metallurgical and Materials Science Engineering from the University of Toronto in 1978.

ANDRE LEROUX joined us as a Director in March 2005. Mr. Leroux has been Chairman and CEO of Noveko Echographes Inc. since 2002. From 1999 through 2002 Mr. Leroux was Chairman and CEO of Alliance Medical Inc. Prior to this, Mr. Leroux was Chairman and CEO of Leroux Steel Inc.

DONALD PAGE joined us as the Chairman of Board of Directors in March 2005. Since September 2003, Mr. Page has been a consultant with Glister Limited, a management consulting firm. Prior to September, 2003 Mr. Page was Vice Chairman of Kingsdale Capital Partners Inc. Prior to March 2002 Mr. Page was Vice President - Corporate Finance with Desjardins Securities Inc. Prior to August 2001, Mr. Page was Executive Vice President of Groome Capital Inc. Mr. Page is a Chartered Accountant and graduated with a Bachelor of Arts from the University of Western Ontario.

BOARD OF DIRECTORS

Effective March 30, 2005 our non-employee directors receive CDN$1,000 for each board meeting they attend. Further, on March 30, 2005 we issued stock options to our non-employee directors. Directors are reimbursed their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees. Effective March 30, 2005 we have designated an audit committee. Our audit committee is comprised of Andre Leroux and Donald Page with Mr. Page serving as the audit committee financial expert. Effective the same date, we designated a compensation committee comprised of Mr. Page and Dr. Maddever.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Wayne Maddever and William Smith each failed to file forms 4 and 5 during and with respect to the year ended December 31, 2004. They have prepared forms 5 for the year ended December 31, 2004 and expect to file them within the next few days.

CODE OF ETHICS

On March 30, 2005 we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics is being filed as an exhibit to this report. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our President c/o Adsero Corp. at 2101-N Nobel Street, Sainte Julie, Quebec, J3E 1Z8.

                         ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended December 31, 2004 to
(i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2004 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2004 that received annual compensation during the fiscal year ended December 31, 2004 in excess of $100,000.

                                            SUMMARY COMPENSATION TABLE
                                            --------------------------

                                   Annual Compensation              Long Term Compensation
                              -------------------------------  ----------------------------------
                                                                                   Awards            Payments
                                                                           ----------------------  ------------
                                                               Restricted  Securities
Name of Individual                               Other Annual  Stock       Underlying    LTIP      All Other
and Principal Position  Year  Salary      Bonus  Compensation  Award(s)    Options/SARs  Payouts   Compensation
----------------------  ----  ------      -----  ------------  --------    ------------  -------   ------------
Wayne Maddever          2004  $0          $0     $0            0           100,000(1)    0         0
President/CEO           2003  $58,000(2)  $0     $0            0           0             0         0
                        2002  $0          $0     $0            0           2,500(3)      0         0

(1) On April 15, 2005 Mr. Maddever received 100,000 stock options, each exercisable for the purchase of one share of our common stock at a price of $.25 per year for a period of 10 years from issuance. The options vest in equal 1/3 amounts over a three year period on each of the first, second and third anniversaries of the date of issuance.

(2) Includes $20,000 which was converted in January 2004, through BBP Consulting, into 100,000 shares of our common stock.

(3) In January 2002 Mr. Maddever received 2,500 stock options which vest over a period of three years. The options are exercisable at an exercise price of $5.00 per share.

No stock appreciation rights were granted to the named executive officer during the year ended December 31, 2004.

The following table sets forth information as to Options held by the named executive officer at December 31, 2004:

                                                   Number of
                                                   Securities               Value of
                                                   Underlying               Unexercised
                                                   Unexercised              In-the-Money
                                                   Options at               Options at
                      Shares                       Fiscal Year End          Fiscal Year End
                      Acquired         Value       Exercisable/             Exercisable/
Name of Individual    Upon Exercise    Realized    Unexercisable            Unexercisable
------------------    -------------    --------    ---------------------    -------------------------
Wayne Maddever        N/A              N/A         1,666 Exercisable/       $0 Exercisable/
                                                   100,834 Unexercisable    $105,000 Unexercisable(1)

(1) Based upon closing price of $1.30 per share on December 30, 2004.

EMPLOYEE STOCK OPTION PLAN

On April 5, 2000, our Board of Directors (the "Board") approved an Employee Stock Option Plan (the "Option Plan") which was approved by our shareholders on April 6, 2000. Under the Option Plan, our Board in its discretion, may grant stock options to purchase shares of our common stock to officers and employees, including directors who are employees of the

Company. The Board has authorized the reservation of 1,500,000 common shares in conjunction with the authorization to grant an aggregate of 1,500,000 options pursuant to the Option Plan.

On May 26, 2000, our Board of Directors approved the grant of an aggregate of 62,625 stock options to various employees, including executive officers. The options have an exercise price of $13.40 per share and vest over a period of three years. 32,625 of these options expired in connection with the bankruptcy of our former subsidiary, Reink Imaging USA Ltd.

On December 14, 2001 we granted 2,500 options with an exercise price of $5.00 per share, all of which expired in connection with the bankruptcy of Reink Imaging USA, Ltd.

On January 10, 2002 we granted 20,750 options with an exercise price of $5.00 per share to various employees of the Company, 13,250 of which expired in connection with the bankruptcy of Reink Imaging USA, Ltd.

On April 15, 2004 we granted an aggregate of 300,000 options to 3 persons with an exercise price of $.25 per share.

On January 31, 2005 we granted an aggregate of 244,500 options with an exercise price of $1.57 per share to 12 employees of Teckn-O-Laser Global Company.

On February 1, 2005 we granted 100,000 stock options with an exercise price of $1.50 per share to Agora Investor Relations Corp.

On March 30, 2005 we granted an aggregate of 110,000 stock options with an exercise price of $1.06 per share to our non-employee directors.

As of December 31, 2004, our stock option plan activity is summarized as follows:

                                Number of Options               Weighted Average
Options                         and Underlying Shares           Exercise Price
-------                         ---------------------           ----------------
Authorized                            1,500,000                      n/a
Outstanding                             337,500                      $1.52
Exercised                                     0                      $0
Cancelled                                     0                      $0

Available for grant
at December 31, 2004                  1,162,500                     n/a

As the result of option grants after December 31, 2004, consisting of the grant effective January 31, 2005 of 244,500 options to employees of TOL Canada pursuant to the Share Purchase Agreement, a grant effective February 1, 2005 of 100,000 options to Agora and grants effective March 30, 2005 of 110,000 options to certain Company directors, the total number of options outstanding as at March 31, 2005 is 792,000.

EMPLOYMENT AGREEMENTS

Effective January 6, 2003 we executed a consulting agreement with BBP Consulting ("BBP"), a sole proprietorship owned by Wayne Maddever, whereby BBP provided us with the services of Wayne Maddever. Pursuant to the consulting agreement, BBP was paid consulting fees of up to $15,000 per month. Mr. Maddever earned $0 under this agreement for 2004. At the end of each quarter, under this agreement, Mr. Maddever had the right to convert any unpaid fees into our common stock at the greater of $1.00 per share or 80% of the then market price. This agreement was terminated effective January 28, 2005 upon the resignation of Mr. Maddever as our President and Chief Executive Officer.

Effective January 6, 2003 we executed a consulting agreement with Manchester Administrative Services Inc. ("Manchester Administrative"), a corporation owned by Anthony Pallante, to provide us with the services of various individuals. Thereunder, Manchester Administrative was paid consulting fees of up to $40,000 per month depending on the level of work completed. Fees were invoiced monthly on an ongoing basis. Pursuant to this agreement, we received the services of William Smith, who signed the contract on behalf of Manchester Administrative, as Executive Vice President. Manchester Administrative was paid $259,074 under this agreement for 2004, $81,500 of which was paid to William Smith, $45,000 of which was paid to Anthony Pallante and $132,574 of which was paid to Manchester Administrative for expense reimbursement. At the end of each quarter, under this agreement, Manchester Administrative had the right to convert any unpaid fees into our common stock at the great of $1.00 per share or 80% of the then market price. This agreement was terminated effective January 13, 2005.

Effective as at the January 31, 2005 closing of the Share Purchase Agreement, we entered into renewable 3 year employment agreements with each of Yvon Leveille and Alain Lachambre. The Leveille Employment Agreement provides for Mr. Leveille to serve as our President and Chief Executive Officer and further provides for the payment to Mr. Leveille of an initial base salary of CDN$175,000 (approximately US$146,000) together with performance based bonuses.

The Lachambre Employment Agreement provides for Mr. Lachambre to serve as our Vice President - Sales and Marketing and further provides for the payment to Mr. Lachambre of an initial base salary of CDN$166,000 (approximately $US138,000) together with performance based bonuses.

Effective January 13, 2005 we entered into an agreement with 6327214 Canada Inc., a corporation owned by William Smith pursuant to which we receive the services of William Smith, our acting secretary, treasurer and chief financial officer. Pursuant to the agreement we pay a fee of CDN$13,750 per month (approximately US$11,500) which amount is subject to future modification upon mutual agreement of the parties.

OPTION/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

The named executive received 100,000 options and no SAR grants in 2004.

STOCK APPRECIATION RIGHTS

The named executive did not receive any stock appreciation rights from us during the fiscal year ended December 31, 2004.

LONG TERM INCENTIVE PLAN AWARDS

We made no long-term incentive plan awards to the named executive officer during the fiscal year ended December 31, 2003.

COMPENSATION OF DIRECTORS

Our non-employee directors receive CDN$1,000 for each meeting of the Board of Directors. Directors are reimbursed for their expenses, if any, for attendance at meetings of the Board of Directors. In addition our non-employee Directors received stock options in March 2005.

REPORT ON REPRICING OF OPTIONS/SARS

During the fiscal year ended December 31, 2004 we did not adjust or amend the exercise price of any stock options or SARs owned by the named executive.

                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock and Series A preferred stock known by us as of March 31, 2005 by:

   o each person or entity known by us to be the beneficial owner of more than 5% of our common stock or 5% of our Series A preferred stock;

   o  each of our directors;

   o  each of our executive officers; and

   o  all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock and Series A preferred stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock and Series A preferred stock owned by them, except to the extent such power may be shared with a spouse.

                                                                      Amount and Nature
                                                                        of Beneficial         Percentage
Name of Beneficial Owner               Title of Class                    Ownership(1)          of Class
------------------------               --------------                --------------------     ----------
Wayne Maddever               Common stock, par value $.001 per       137,483 Shares (2)           1.02%
                             share

                             Series A preferred stock, par value     0 Shares                        0%
                             $.0001 per share

William Smith                Common stock, par value $.001 per       459,083 Shares (3)            2.7%
                             share

                             Series A preferred stock, par value     0 Shares                        0%
                             $.0001 per share

Yvon Leveille                Common stock, par value $.001 per       4,593,333 Shares (4)        21.36%
                             share

                             Series A preferred stock, par value     4,593,333 Shares            70.67%
                             $.0001 per share

Andre Leroux                 Common stock, par value $.001 per       0 Shares                        0%
                             share

                             Series A preferred stock, par value     0 Shares                        0%
                             $.0001 per share

Donald Page                  Common stock, par value $.001 per       136,376 Shares (7)             .8%
                             share

                             Series A preferred stock, par value     0 Shares                        0%
                             $.0001 per share

Alain Lachambre              Common stock, par value $.001 per       1,906,667 Shares (5)        10.13%
                             share

                             Series A preferred stock, par value     1,906,667 Shares            29.33%
                             $.0001 per share

Anthony M. Pallante          Common stock, par value $.001 per       1,450,519 Shares (6)         8.56%
                             share

                             Series A preferred stock, par value     0 Shares                        0%
                             $.0001 per share

Westminster Capital Inc.     Common stock, par value $.001 per       1,041,126 Shares             6.16%
                             share

                             Series A preferred stock, par value     0 Shares                        0%
                             $.0001 per share

All officers and directors   Common stock, par value $.001 per       5,326,275 Shares             24.6%
 as a group (5 persons)      share

                             Series A preferred stock, par value     6,500,000 Shares              100%
                             $.0001 per share

    (1) As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.
    (2) Includes 2,500 shares underlying presently exercisable stock options and 33,333 shares underlying options exercisable within the next 60 days.
    (3) Includes 13,750 shares underlying presently exercisable stock options and 33,333 shares underlying options exercisable within the next 60 days. 384,000 of these shares are owned by Mr. Smith's wife.
    (4) Includes 4,593,333 Series I Exchangeable Shares of 3091503 Nova Scotia Company owned by 9144-6773 Quebec Inc., a company owned by Mr. Leveille, which are convertible on a 1 for 1 basis into shares of our common stock.
    (5) Includes 1,906,667 Series I Exchangeable Shares of 3091503 Nova Scotia Company owned by 9144-6906 Quebec Inc., a company owned by Mr. Lachambre, which are convertible on a 1 for 1 basis into shares of our common stock.
    (6) Includes 933,500 shares held in the name of Manchester Consolidated Corp. which is controlled by Anthony M. Pallante. Includes 13,750 shares underlying presently exercisable stock options and 33,333 shares underlying options exercisable within the next 60 days. Excludes 500,000 shares owned by R World Inc., a corporation in which Mr. Pallante has 40% ownership.
    (7) Donald Page has a consulting agreement with DGM Bank and Trust Inc. under which he has equity participation rights in transactions where he has assisted. DGM Bank & Trust Inc. owns shares of our common stock and common stock purchase warrants. Through the consulting agreement, Mr. Page has an indirect beneficial interest in 68,188 common shares and 68,188 warrants.

The addresses for each of Wayne Maddever, William Smith, Yvon Leveille, Andre Leroux, Donald Page and Alain Lachambre is c/o Adsero Corp., 2101-N Nobel Street, Sainte Julie, Quebec J3E 1Z8. The address for Anthony M. Pallante is 120 Adelaide Street West, Suite 2401, Toronto, Ontario M5H 1T1. The address for Westminster Capital Corp. is 9665 Wilshire Boulevard, Suite M-10, Beverly Hills, California 90212.

CHANGES IN CONTROL

         Not Applicable.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective January 6, 2003 we executed a consulting agreement with BBP Consulting ("BBP"), a sole proprietorship owned by Wayne Maddever, whereby BBP provided us with services of Wayne Maddever. Pursuant to the consulting agreement, BBP was paid consulting fees of up to $15,000 per month. Mr. Maddever earned $0 under this agreement for 2004. At the end of each quarter, under this agreement, Mr. Maddever had the right to convert any unpaid fees into our common stock at the greater of $1.00 per share or 80% of the then market price. This agreement was terminated effective January 28, 2005 upon resignation of Mr. Maddever as our President and Chief Executive Officer.

Effective January 6, 2003 we executed a consulting agreement with Manchester Administrative Services Inc. ("Manchester Administrative"), a corporation owned by Anthony Pallante, to provide us with the services of various individuals. Thereunder, Manchester Administrative was paid consulting fees of up to $40,000 per month depending on the level of work completed. Fees were invoiced monthly on an ongoing basis. Pursuant to this agreement, we received the services of William Smith, who signed the contract on behalf of Manchester Administrative, as Executive Vice President. Manchester Administrative was paid approximately $259,074 under this agreement for 2004, approximately $81,500 of which was paid to William Smith. This agreement was terminated effective January 13, 2005.

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

On April 15, 2004 we granted 100,000 stock options to each of Wayne Maddever and William Smith in consideration of services rendered in connection with our corporate reorganization and services related to Reink USA's bankruptcy. These options vest over a three year period commencing on the first anniversary of the issuance date and are exercisable for a period of ten years from grant.

Effective as at the January 31, 2005 closing of the Share Purchase Agreement, we entered into a renewable 3 year employment agreement with Yvon Leveille. The Leveille Employment Agreement provides for Mr. Leveille to serve as our President and Chief Executive Officer and further provides for the payment to Mr. Leveille of an initial base annual salary of CDN$175,000 (approximately US$146,000) together with performance based bonuses.

Effective January 13, 2005 we entered into an agreement with 6327214 Canada Inc., a corporation owned by William Smith pursuant to which we receive the services of William Smith, our acting secretary, treasurer and chief financial officer. Pursuant to the agreement we pay a fee of CDN$13,750 per month (approximately US$11,500) which amount is subject to future modification upon mutual agreement of the parties.

Effective January 31, 2005 in connection with the Teckn-O-Laser Global Company acquisition, 3091503 Nova Scotia Company, an indirect subsidiary of ours, issued an aggregate of 6,500,000 Series I Exchangeable Shares to the former shareholders of Teckn-O-Laser Global Company, each of which is convertible into one share of our common stock. In the same transaction, we issued an aggregate of 6,500,000 shares of our Series A Special Voting Preferred Stock to the holders of the Series I Exchangeable Shares. 4,593,333 of each of the Series I Exchangeable Shares and Series A Special Voting Preferred Shares were issued to Yvon Leveille.

On March 30, 2005 we granted 50,000 stock options to Donald Page, 30,000 stock options to Andre Leroux and 30,000 stock options to Wayne Maddever, each exercisable for one share of our common stock at a price of $1.06 per share. The options vest equally on each of the first, second and third anniversaries of the date of grant and are exercisable at any time during the ten year period commencing on the date of grant.

                 ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

Financial Statements                                                        Page
--------------------                                                        ----

Report of Independent Registered Public Accounting Firm......................F-1

Consolidated Balance Sheet as at December 31, 2004...........................F-2

Consolidated Statement of Operations
for the years ended December 31, 2004 and December 31, 2003..................F-3

Consolidated Statements of Changes in Stockholders'
Equity (Deficiency)..........................................................F-4

Consolidated Statement of Cash Flows for the years ended
December 31, 2004 and December 31, 2003......................................F-5

Notes to Consolidated Financial Statements...................................F-6

FINANCIAL STATEMENT SCHEDULES

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORTS ON FORM 8-K

On October 1, 2004 we filed a Form 8-K dated September 27, 2004 which contained disclosure under Items 3.02 (Unregistered Sales of Equity Securities) and Item 9.01(c) (Exhibits).

No other reports on Form 8-K were filed during the quarter ended December 31, 2004.

EXHIBITS

         The following exhibits are included as part of this report:

                SEC Report
Exhibit No.    Reference No.                                    Description
-----------    -------------    -----------------------------------------------------------------------
2                   2           Plan and  Agreement of  Reorganization  by Merger of Adsero Corp.  With
                                and  Into  Newmarket  Strategic  Development  Corp.  Under  the Name of
                                Adsero Corp. (1)

3.1                 3.1         Articles of Incorporation and Amendments (1)

3.2                 3.2         By-Laws (1)

3.3             Appendix A      Certificate of Amendment to the Certificate of  Incorporation  as filed with the Delaware Secretary of State on March 19, 2004(6)

4.1                 4.1         Certificate  of  Designation  of Registrant  creating  Series A Special
                                Voting Preferred Stock as filed with the Delaware Secretary of State on
                                January 25, 2005 (3).

4.2                 4.2         Form of Option Agreement for TOL Canada Employees (3).

4.3                 4.1         Form of Special Warrant (5).

4.4                 4.2         Form of Warrant Certificate (5).

4.5                 4.3         Warrant Indenture (5).

                SEC Report
Exhibit No.    Reference No.                                    Description
-----------    -------------    -----------------------------------------------------------------------
9                   9           Agreement  for  Sale  and  Purchase  of  Assets  of  Assembly  Services
                                Unlimited,  Inc. d/b/a Wildan  Services and Membership  Certificates of
                                Brittany LLC and Plan of Reorganization (1)

10.1                10.1        Exclusive Agreement for Distribution of Product (1)

10.2                10.2        Employment Agreements:
                                William E. Gallagher (1)
                                Robert Sinatra (1)

10.3                10.3        Consulting  Agreement  dated as of January 6, 2003  between  Registrant and BBP Consulting (2).

10.4                10.4        Consulting  Agreement  dated as of January 6, 2003  between  Registrant and Manchester Administrative Services Inc. (2)

10.5                10.5        Exclusive  Financial  Advisor  Agreement  dated January 1, 2004 between
                                Registrant and Manchester Consolidated Corp. (2)

10.6                10.6        $250,000  Promissory  Note of  Registrant  dated January 1, 2004 issued to BG Capital Group Bahamas Ltd. (2)

10.7                10.1        Share  Purchase   Agreement   dated  as  of  January  2,  2005  among
                                Registrant,  YAC Corp.,  Teckn-O-Laser  Company,  3091503 Nova Scotia
                                Company,  Teckn-O-Laser  Global Company,  3091732 Nova Scotia Company
                                and the Shareholders of Teckn-O-Laser Global Company (3).

10.8                10.2        Series  I  Exchangeable   Shares  Voting  and  Exchange  and  Support
                                Agreement dated as of January 2, 2005 among Registrant, YAC Corp.,
                                3091732 Nova Scotia Company, 3091503 Nova Scotia Company and the
                                persons holding Exchangeable Shares of 3091503 Nova Scotia Company(3).

10.9                10.3        Series  II  Exchangeable  Shares  Voting  and  Exchange  and  Support
                                Agreement dated as of January 2, 2005 among Registrant, YAC Corp.,
                                3091732 Nova Scotia Company, 3091503 Nova Scotia Company and the
                                persons holding Exchangeable Shares of 3091503 Nova Scotia Company(3).

10.10               10.4        Preferred  Share Purchase and Support  Agreement  dated as of January
                                2, 2005 among  Registrant,  YAC Corp.,  3091732 Nova Scotia  Company,
                                3091503 Nova Scotia Company and the persons holding  Preferred Shares of 3091503 Nova Scotia Company(3).

10.11               10.5        Share  Purchase   Agreement   dated  as  of  January  1,  2005  among
                                Registrant,  Teckn-O-Laser  Global Inc., and  Teckn-O-Laser  USA Inc.
                                (3).

10.12               10.6        Lock Up  Agreement  dated  as of  January  2,  2005  among  9144-6773
                                Quebec,  Inc.,  9144-6906 Quebec,  Inc., 3091503 Nova Scotia Company,
                                Registrant, YAC Corp., and 3091732 Nova Scotia Company (3).

10.13               10.7        Employment  Agreement  dated  January  31,  2005 among  Teckn-O-Laser
                                Company, Alain Lachambre and Registrant (3).

10.14               10.8        Employment  Agreement  dated  January  31,  2005 among  Teckn-O-Laser
                                Company, Yvon Leveille and Registrant (3).

10.15               10.9        Loan  Agreement  dated as of January  26,  2005  among  Teckn-O-Laser
                                Company,  Registrant, YAC Corp., 3091503 Nova Scotia Company, 3091732
                                Nova Scotia Company,  Teckn-O-Laser Global Company, Teckn-O-Laser USA
                                Inc. and Barrington Bank International Limited (3).

                SEC Report
Exhibit No.    Reference No.                                    Description
-----------    -------------    -----------------------------------------------------------------------
10.16               10.10       Pledge and  Security  Agreement  dated as of January 26, 2005 between
                                Registrant and Barrington Bank International Limited (3).

10.17               10.11       Guaranty  Agreement  dated as of January 26,  2005 among  Registrant,
                                YAC Corp.,  Teckn-O-Laser USA Inc., and Barrington Bank International
                                Limited (3).

10.18               10.12       Funding  and Pay Off  Agreement  dated as of January  31,  2005 among
                                Teckn-O-Laser Global Company,  Teckn-O-Laser  Company,  Teckn-O-Laser
                                USA  Inc.,   Yvon  Leveille,   Alain   Lachambre,   Celine   Plourde,
                                Registrant,  YAC Corp.,  3091732  Nova Scotia  Company,  3091503 Nova
                                Scotia  Company,   Caisse  de  depot  et  placement  du  Quebec,  and
                                Barrington Bank International Limited (3).

10.19               10.13       Security  Agreement  dated as of January 26, 2005 between  Registrant and Barrington Bank International Limited (3).

10.20               10.1        Agency Agreement dated June 22, 2004 between  Registrant and DGM Bank
                                & Trust Inc. (4)

10.21                           Convertible $1,000,000 Promissory Note of Registrant dated January 7,
                                2005 issued to Westminster Capital, Inc.

10.22                           Consulting  Agreement dated as of January 7, 2005 between  Registrant and Gregory Belzberg.

10.23                           Consulting  Agreement dated as of January 7, 2005 between  Registrant and Westminster Capital, Inc.

14                              Code of Ethics

21                              List of Subsidiaries of Registrant

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

31.2                            Rule  13(a)-14(a) / 15(d)-14(a) Certificates  of Principal  Financial
                                Officer

32.1                            Rule 1350 Certification of Chief Executive Officer

32.2                            Rule 1350 Certification of Chief Financial Officer

    (1) Incorporated by reference to Registrant's Form 10 (SEC File No.:
        0-31040) as filed on February 9, 2001.

    (2) Filed with the Securities and Exchange Commission on April 26, 2004 as an exhibit, numbered as indicated above, to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003, which exhibit is incorporated herein by reference.

    (3) Filed with the Securities and Exchange Commission on February 4, 2005 as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K dated January 31, 2005, which exhibit is incorporated herein by reference.

    (4) Filed with the Securities and Exchange Commission on August 26, 2004 as an exhibit, numbered as indicated above, to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, which exhibit is incorporated herein by reference.

    (5) Filed with the Securities and Exchange Commission on October 1, 2004, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K dated September 27, 2004, which exhibit is incorporated herein by reference.

    (6) Filed with the Securities and Exchange Commission on February 23, 2004 as an exhibit, numbered as indicated above to the Registrant's Definitive Information Statement dated February 23, 2004, which exhibit is incorporated herein by reference.

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2004 and 2003 are set forth in the table below:

Fee Category                 Fiscal year ended          Fiscal year ended
                             December 31, 2004          December 31, 2003

Audit fees (1)                    $82,000                   $27,500
Audit-related fees (2)                  0                    38,500
Tax fees (3)                            0                         0
All other fees (4)                      0                     3,500
                                  -------                   -------
Total fees                        $82,000                   $69,500

    (1) Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

    (2) Audit-related fees consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under "Audit fees."

    (3) Tax fees consists of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

    (4) All other fees consists of fees billed for all other services.

Audit Committee's Pre-Approval Practice.

During the year ended December 31, 2004 we did not have an audit committee. Our board of directors performed the functions of an audit committee. Effective March 30, 2005 we have designated an audit committee. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by our audit committee or in cases when no such committee exists by our board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                        ADSERO CORP.

Dated:  April 14, 2005                  By:  /s/ William Smith
                                             -----------------------------------
                                             William Smith, Secretary, Treasurer
                                             and Chief Financial and
                                             Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14th day of April, 2005.


                 /s/ Yvon Leveille
                 -----------------
                 Yvon Leveille, President, Chief Executive Officer, and Director


                 /s/ William Smith
                 -----------------
                 William Smith, Secretary, Treasurer, Chief Financial and Accounting Officer and Director


                 /s/ Wayne Maddever
                 ------------------
                 Wayne Maddever, Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Adsero Corp. and Subsidiaries (A Development Stage Company) as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statement referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 2 to the financial statements, the Company has sustained reoccurring operating losses and has an accumulated deficit of $2,556,577 as of December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP
New York, NY
April 5, 2005

                          ADSERO CORP. AND SUBSIDIARIES
            (A Development Stage Company Commencing January 1, 2004)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004

                                     ASSETS
CURRENT ASSETS

  Cash .......................................................     $    161,700

  Deferred acquisition costs .................................          200,000

                                                                   ------------
     TOTAL CURRENT ASSETS ....................................     $    361,700
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable ...........................................     $     98,002
  Accrued expenses ...........................................          170,866
  Liabilities of discontinued operation ......................        2,125,341
  Notes payable - Related Parties (including accrued
   interest of $66,495) ......................................          249,067
  Loan payable (including interest of $25,000) ...............          275,000
                                                                   ------------
     TOTAL CURRENT LIABILITIES ...............................        2,918,276
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock, $.001 par value,
     100,000,000 shares authorized,
     11,987,975 shares issued and outstanding ................           11,988
  Preferred Stock, $.0001 par value,
     20,000,000 shares authorized,
     none issued and outstanding .............................                -
  Additional paid-In-capital .................................        8,965,823
  Common stock to be issued (755,000 common shares) ..........          454,585
  Deficit accumulated during the development stage ...........       (1,761,710)
  Accumulated deficit ........................................      (10,227,262)
                                                                   ------------
     TOTAL STOCKHOLDERS' DEFICIENCY ..........................       (2,556,576)
                                                                   ------------
                                                                   $    361,700
                                                                   ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             ADSERO CORP. AND SUBSIDIARIES
                               (A Development Stage Company Commencing January 1, 2004)
                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year Ended                         Cumulative from
                                                               ----------                  January 1, 2004 (inception)
                                                December 31, 2004       December 31, 2003   through December 31, 2004
                                                -----------------       -----------------   -------------------------
REVENUES ..............................            $         -             $         -             $         -

COST OF GOODS SOLD ....................                      -                       -                       -
                                                   -----------             -----------             -----------
    GROSS PROFIT ......................                      -                       -                       -
                                                   -----------             -----------             -----------

OPERATING EXPENSES
    Selling, general and administrative                829,500                 811,940                 829,500
    Conversion of debt expense ........                627,340                       -                 627,340
    Stock issued for services .........                250,000                       -                 250,000
    Impairment of asset ...............                      -                  89,000
    Depreciation and amortization .....                      -                   8,000                       -
                                                   -----------             -----------             -----------
    TOTAL OPERATING EXPENSES ..........              1,706,840                 908,940               1,706,840
                                                   -----------             -----------             -----------

LOSS FROM OPERATIONS ..................             (1,706,840)               (908,940)             (1,706,840)

    INTEREST EXPENSE ..................                 54,870                 136,457                  54,870
                                                   -----------             -----------             -----------

LOSS FROM CONTINUING OPERATIONS .......             (1,761,710)             (1,045,397)             (1,761,710)

LOSS FROM DISCONTINUED OPERATIONS .....                      -                (581,504)                      -
                                                   -----------             -----------             -----------

NET LOSS ..............................            $(1,761,710)            $(1,626,901)            $(1,761,710)
                                                   ===========             ===========             ===========

PER SHARE INFORMATION

LOSS FROM CONTINUING
OPERATIONS ............................            $     (0.19)            $     (0.97)

LOSS FROM DISCONTINUED
OPERATIONS ............................                      -                   (0.53)
                                                   -----------             -----------

NET LOSS PER SHARE,
    BASIC AND DILUTED .................            $     (0.19)            $     (1.50)
                                                   ===========             ===========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING .........              9,487,361               1,082,643
                                                   ===========             ===========

                                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         F-3

                                             ADSERO CORP. AND SUBSIDIARIES
                                             (A Development Stage Company)
                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                                                                                Value of
                                          Common Stock      Additional                 Shares    Shares     Total
                                       -------------------   Paid-In     Accumulated    to be    to be   Stockholders'
                                         Shares    Amount    Capital      Deficit      Issued    Issued     Deficit
                                       ----------  -------  ----------  ------------   -------  --------  ----------
Balance - January 1, 2003 ...........   1,082,700    1,083   6,306,417    (8,600,361)        -         -  (2,292,861)

  Net loss ..........................           -        -           -    (1,626,901)        -         -  (1,626,901)

                                       ----------  -------  ----------  ------------   -------  --------  ----------
Balance - December 31, 2003 .........   1,082,700  $ 1,083  $6,306,417  $(10,227,262)        -  $      -  (3,919,762)

  Sale of stock and warrants for cash     647,500      647     598,941             -   205,000   205,000     804,588

  Conversion of debt expense ........           -        -     627,340             -         -         -     627,340

  Stock issued on debt conversion ...   9,843,025    9,843   1,233,125             -         -         -   1,242,968

  Stock issued for services .........     414,750      415     200,000             -   550,000   249,585     450,000

  Net loss ..........................           -        -           -    (1,761,710)        -         -  (1,761,710)

                                       ----------  -------  ----------  ------------   -------  --------  ----------
Balance - December 31, 2004 .........  11,987,975  $11,988  $8,965,823  $(11,988,972)  755,000  $454,585  (2,556,576)
                                       ==========  =======  ==========  ============   =======  ========  ==========

                                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         F-4

                                             ADSERO CORP. AND SUBSIDIARIES
                               (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Year Ended                         Cumulative from
                                                               ----------                  January 1, 2004 (inception)
                                                December 31, 2004       December 31, 2003   through December 31, 2004
                                                -----------------       -----------------   -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Loss from Continuing operations ..............    (1,761,710)             (1,045,397)             (1,761,710)
  Loss from Discontinued operations ............             -                (581,504)                      -
                                                   -----------             -----------             -----------

  Net Loss .....................................    (1,761,710)             (1,626,901)             (1,761,710)
                                                   -----------             -----------             -----------


  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization ..............             -                  14,780                       -
    Impairment of asset ........................             -                  89,000                       -
    Accrued interest on notes payable ..........        51,253                 100,660                  51,253
    Writedown of fixed assets ..................             -                  61,939                       -
    Stock issued for services ..................       250,000                       -                 250,000
    Conversion expense on notes payable ........       627,340                       -                 627,340
   Changes in operating assets and liabilities:
    Accounts Receivable ........................             -                 246,599                       -
    Inventories ................................             -                 343,423                       -
    Accounts payable and accrued expenses ......        67,210              (1,631,291)                 67,210
    Assets of discontinued operation ...........             -                       -                       -
    Liabilities of discontinued operation ......             -               2,125,341                       -
                                                   -----------             -----------             -----------
          Total Adjustments ....................       995,803               1,350,451                 995,803
                                                   -----------             -----------             -----------

NET CASH USED IN OPERATING ACTIVITIES ..........      (765,907)               (276,450)               (765,907)
                                                   -----------             -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of fixed assets ...........             -                  21,377                       -

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable ......        70,075                 170,000                  70,075
  Sale of land .................................             -                       -                       -
  Decrease in mortgage payable .................             -
  Repayment of borrowings from financing company             -                (118,652)                      -
  Net proceeds from issuances of common stock ..       804,588                       -                 804,588
  Proceeds of loan payable .....................        52,500                 197,500                  52,500
                                                   -----------             -----------             -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ......       927,163                 248,848                 927,163
                                                   -----------             -----------             -----------

NET INCREASE (DECREASE) IN CASH ................       161,256                  (6,225)                161,256

CASH AT BEGINNING OF PERIOD ....................           444                   6,669                     444
                                                   -----------             -----------             -----------

CASH AT END OF PERIOD ..........................   $   161,700             $       444             $   161,700
                                                   ===========             ===========             ===========


SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
   The Company converted $1,242,968 of notes payable into 9,843,025 shares of its common stock during the year ended December 31, 2004.

                                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         F-5

                          ADSERO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR YEARS ENDING DECEMBER 31, 2004
                              AND DECEMBER 31, 2003

1.       THE COMPANY

Organization

Adsero Corp. (the "Company"), formerly known as Reink Corp., was incorporated in Delaware on March 6, 1999. The Company and its wholly owned subsidiaries Reink Imaging USA, Ltd. ("Reink USA") and Reink Canada Corp.("Reink CA"), manufactured (using proprietary processes) bulk ink, toner cartridges and ink that were specifically used as components in the manufacture of ink jet refill kits.

Development Stage Operations

Effective January 1, 2004, the Company suspended its operations and began reporting its results as a Development Stage Enterprise in accordance with Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises". During the year ended December 31, 2004, the Company's activities principally consisted of raising capital and identifying acquisition candidates as part of a strategy to restart the business,

Completion of Private Placement Transactions and Acquisition of a Business

As described in Note 8 the, the Company completed a private placement of its equity resulting in net proceeds of $825,000. As described in Note 13, Subsequent to the year-end, the Company raised an additional $1,165,000 through sales of its equity securities and $1.7 million through the issuance of subordinated debt. The Company also completed its acquisition of the Tecknolaser Group ("Tecknolaser") on January 31, 2005.

Stock Split

In January 2004, the Company's Board of Directors, and a majority of its shareholders authorized the Company to effect a twenty-for-one reverse stock split of its Common Stock, effective March 22, 2004. All information presented in the accompanying financial statements gives retroactive effect to the reverse split.

2.       LIQUIDITY AND FINANCIAL CONDITION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses of $1,761,710 and $1,626,901 for the years ended December 31, 2004 and 2003, respectively. In addition, the Company has a stockholders' deficiency of $2,556,577 and its working capital deficiency amounts to $2,556,577 at December 31, 2004.

The Company completed its acquisition of Tecknolaser on January 31, 2005, which is a critical

                          ADSERO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR YEARS ENDING DECEMBER 31, 2004
                              AND DECEMBER 31, 2003

component of its plan to restart the business. However, management believes that the Company will still require substantial additional capital to fund its operations and integrate Tecknolaser into its existing business. The Company's ability to recover its assets and continue its operations is dependent upon its ability to raise additional capital and generate revenue and operating cash flow through the execution of its business plan. There can be no assurance that the Company will be successful in its efforts to operate Tecknolaser or any other prospective acquiree businesses profitably. The Company can also not provide any assurance that it will obtain the financing it needs to sustain the business until such time that it is able to generate sufficient revenue and operating cash flow. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of consolidation

The consolidated financial statements include the accounts of the Company and its wholly own subsidiary, Adsero Canada Corp.. All material intercompany transactions have been eliminated.

Accounting estimates

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

Fair value of financial instruments

The Company's financial instruments include cash, accounts receivable, accounts payable and liabilities that relate to its discontinued operation. Due to the short-term nature of these instruments, their fair values are approximate equal to their recorded values. The carrying amounts of the Company's notes payable and long term debt obligations are approximately equal to their fair values as their contractual interest rates are consistent with market rates for investments with similar risk.

Stock based compensation

As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to apply the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including "Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as the exercise prices of all options

                          ADSERO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR YEARS ENDING DECEMBER 31, 2004
                              AND DECEMBER 31, 2003

granted under those plans were equal to the market value of the underlying common stock on their dates of grant.

As required under SFAS No. 148. the following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                    December 31,
                                             ---------------------------
                                                 2004            2003
                                             -----------     -----------
         Net loss, as reported               $(1,761,711)    $(1,626,901)

         Less: stock-based employee
         compensation expense determined
         under the fair value method              (3,125)              -
                                             -----------     -----------
         Pro-forma net loss                  $(1,764,836)     (1,626,901)

         Basic and diluted net loss per
         share as reported                   $      0.19           $1.50
                                             ===========     ===========
         Pro forma Basic and diluted net
         loss per share                      $      0.19     $      1.50
                                             ===========     ===========

Pro forma information regarding net income required by SFAS 148 was determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The Company estimated the fair value of the options at the date of grant to be $7.20 using the Black-Scholes option-pricing model with the following weighted-average assumptions:


         Risk-free rate                                 1.81%

         Dividend yield                                  0%

         Volatility factor of the expected
         market price of the Company's common
         stock

                                                        298%

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

Net Loss Per Share

SFAS No. 128, "Earnings per Share", requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were

                          ADSERO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR YEARS ENDING DECEMBER 31, 2004
                              AND DECEMBER 31, 2003

exercised or converted. Loss per common share for the years ended December 31, 2004 and 2003 excludes outstanding options, warrants and convertible debentures as their effect would be anti-dilutive. Loss per common share does not include 755,000 shares of common stock to be issued. The stock certificates for the shares that the Company sold in the private placement transactions, and the related agent shares, have not yet been issued.

Potentially dilutive securities that are not included the computation of basic EPS is as follows:

                                                     December 31,
                                               2004               2003
                                               ----               ----
         Stock Options                         337,500           37,500
         Common Stock Purchase Warrants        993,680           76,430
         Convertible Debt                       70,000          170,000
         Stock to be issued                    755,000                -
                                             ---------          -------
         Total                               2,156,180          283,930
                                             =========          =======

As described in Note 13, the Company consummated a series of transaction in which it issued an additional 454,500 options in the aggregate to employees, directors and a non employee consultant, 4,517,750 common stock purchase warrants in private placement transactions. The Company also other exchangeable securities convertible, at the option of the holders, into 8,500,000 shares of common stock.

Income taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of such deferred tax asset.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accouting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN No., 46 and issued Interpretation Number 46R,

                          ADSERO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR YEARS ENDING DECEMBER 31, 2004
                              AND DECEMBER 31, 2003

"Consolidation of Variable Interest Entities - an Interpretation of ARB 51" ("FIN No. 46 R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004.

The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations for stock-based compensation expense. SFAS 123R is effective for public entities that file as small business issuers--as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

The Company is currently in the process of evaluating the effect that the adoption of this pronouncement will have on its financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets". SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively.

The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is became effective for reporting periods ending after December 15, 2004.

                          ADSERO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR YEARS ENDING DECEMBER 31, 2004
                              AND DECEMBER 31, 2003

The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

4.       NOTES PAYABLE

On January 1, 2004 the Company issued a 10%, $250,000 promissory note to BG Capital Group Bahamas Ltd. of which $197,500 was received prior to December 31, 2003 and the remaining $52,500 was received during the quarter ended March 31, 2004. The aggregate balance of the note, including accrued interest of $25,000 amounted to $275,000 at December 31, 2004. The note was repaid, in full, with interest in February 2005. Interest expense on this note amounted to $25,000 and is included in the accompanying statement of operations for the year ended December 31, 2004.

In April 2004, the Company issued a $70,000 convertible promissory note bearing interest at 10% per annum to Manchester Consolidated Corp. (a related party). The principal was due on demand and the note was convertible into 70,000 shares of the Company's common stock at a conversion price of $1.00 per share. The aggregate balance of the note, including accrued interest amounted to $76,079 at December 31, 2004. Interest expense on this note amounted to $6,004 and is included in the accompanying statement of operations for the year ended December 31, 2004. The note was repaid, in full, with interest in February 2005.

The Company has a note payable to a former CEO and Director of the Company in the principal amount of $112,500 that bears interest at 18% per annum. The Company commenced and continues to pursue litigation with the Former Officer with respect to his alleged violations of non-competition and confidentiality agreements within his employment contract. The aggregate balance of the note, including accrued interest of $60,488 amounted to $172,988 at December 31, 2004. Interest expense on the note amounted to $20,250 and is included in the accompanying statement of operations for the year ended December 31, 2004.

5.       MORTGAGE PAYABLE

In February 2003, the Company vacated certain real property to which it had title that was encumbered by a $600,000 mortgage obligation and, in anticipation of completing a transfer of the deed in lieu of foreclosure, returned control of such property the mortgage holder. The net carrying value of the property at the time the Company relinquished its control amounted to $600,000. On June 23, 2003 the Company completed its transfer of the deed to the mortgage holder and the land, building, and the corresponding mortgage of $600,000, were removed.

6.       EXCHANGES OF DEBT FOR EQUITY

Effective January 2004, the Company converted an aggregate of $170,000 in convertible note principal plus accrued interest thereon into an aggregate of 918,000 restricted shares (post reverse split) of common stock. The conversions were made pursuant to Note Cancellation and

                          ADSERO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR YEARS ENDING DECEMBER 31, 2004
                              AND DECEMBER 31, 2003

Release Agreements between the Company and nine noteholders. The Company has agreed to register these shares on behalf of the recipients thereof. The Company recorded a $146,040 loss in connection with the settlement of these notes.

Effective January 2004, the Company converted an aggregate of approximately $196,900 in debt into an aggregate of 984,500 restricted shares of common stock (post reverse split). The conversions were made pursuant to Debt Conversion and General Release Agreements between the Company and three debtholders. 100,000 of these shares were issued to Wayne Maddever in connection with the conversion by BBP Consulting of $20,000 of debt. 384,500 of these shares were issued to William Smith, through Manchester Administrative Services, in connection with the conversion of $76,900 owed to Manchester Administrative Services for services performed by William Smith prior to 2003. 500,000 of these shares were issued to R. World Inc. in connection with the conversion of $100,000 of debt.

In April 2004, the Company issued an aggregate of 5,405,025 restricted shares (the "Interhold Shares") of common stock to Interhold Co. and its designees pursuant to a February 28, 2004 Note Cancellation and General Release under which a $308,000 promissory note of Reink Imaging USA, Ltd. in favor of Interhold Co., plus all interest due thereon was cancelled. Also cancelled was an April 7, 2003 Guarantee and Security Agreement between Interhold and us which had been put in place as a result of a January 2002 agreement. The Company has agreed to register the Interhold shares on behalf of the recipients thereof.

In April 2004, the Company issued an aggregate of 2,350,500 restricted shares (the "Manchester Shares") of common stock to designees of Manchester Administrative Services Ltd. ("Manchester") pursuant to a February 28, 2004 Debt Conversion and General Release under which a debt of the Company to Manchester in the approximate amount of $328,500 was cancelled. This debt was incurred pursuant to our January 6, 2003 Consulting Agreement with Manchester and includes debts incurred in January and February 2004. The Company has agreed to register the Manchester Shares on behalf of the recipients thereof. The Company recorded a $481,300 loss in connection with the settlement of these notes.

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

                          ADSERO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR YEARS ENDING DECEMBER 31, 2004
                              AND DECEMBER 31, 2003

7.       COMMITMENTS AND CONTINGENCIES

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

On May 21, 2004, John Calzaretto instituted an action against us in the Superior Court of New Jersey, Law Division, Burlington County (Docket No.:
BUR-L-001259-04) seeking $25,768.50 together with interest, attorney's fees and costs of suit based upon a claim for payment for legal services rendered. The Company settled the matter for $15,000 in January 2005.

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

                          ADSERO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR YEARS ENDING DECEMBER 31, 2004
                              AND DECEMBER 31, 2003

8.       STOCKHOLDERS' DEFICIENCY

Stock Issued For Services

In December 2004, the Company issued 500,000 shares of common stock with an aggregate fair value of $250,000, to two individuals for services rendered in connection with the Company's reorganization during 2004. The Company recorded a $250,000 stock based compensation charge which is included in the accompanyimg statement of operations for the year ended December 31, 2004

In December 2004 the Company issued 350,000 shares of its common stock with an aggregate fair value of $175,000 to a consultant for services rendered in connection with the Company's acquisition of Technolaser. The Company has agreed to register these shares on behalf of the recipients thereof.

In December 2004 the Company issued 50,000 shares of its common stock with an aggregate fair value of $25,000 in exchange for legal services rendered in connection with Company acquisition of Technolaser.

The Company recorded a $200,000 deferred charge in connection with the aforementioned serviced rendered in connection with the acquisition of Technolaser that is presented as deferred acquisition costs in the accompanying balance sheet at December 31, 2004.

As described below, the Company issued an aggregate of 64,750 shares to the placement agent who represented the Company in its sale of special warrants.

Exchanges of Debt for Equity

In January 2004, the Company converted an aggregate of $170,000 in Note principal plus all interest then due thereon (approximately $17,800) into an aggregate of 18,360,000 restricted shares of our common stock. Following the effectuation of our 20:1 reverse stock split on March 22, 2004 these shares became approximately. The conversions were made pursuant to Note Cancellation and Release Agreements between us and nine persons.

In April 2004, the Company issued an aggregate of 5,405,055 restricted shares (the "Interhold Shares") of our common stock to Interhold Co. and its designees pursuant to a February 28, 2004 Note Cancellation and General Release under which a $308,000 promissory note of Reink Imaging USA, Ltd. in favor of Interhold Co., plus all interest due thereon ($73,240) was cancelled. Also cancelled was an April 7, 2003 Guarantee and Security Agreement between Interhold and us which had been put in place as a result of a January 2002 agreement.

In April 2004, the Company issued an aggregate of 2,350,500 restricted shares (the "Manchester Shares") of our common stock to designees of Manchester Administrative Services Ltd. ("Manchester") pursuant to a February 28, 2004 Debt Conversion and General Release under which a debt of ours to Manchester in the approximate amount of $306,500 was cancelled. This

                          ADSERO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR YEARS ENDING DECEMBER 31, 2004
                              AND DECEMBER 31, 2003

debt was incurred pursuant to our January 6, 2003 Consulting Agreement with Manchester and included debts incurred in January and February 2004. The Company has agreed to register the Manchester Shares on behalf of the recipients thereof.

In April 2004, the Company issued an aggregate of 185,000 restricted shares (the "Stock") to 3 persons pursuant to Note Cancellation and General Release Agreements dated February 25, 2004; March 29, 2004; and March 30, 2004 respectively. Under these agreements an aggregate of $185,000 of note principal plus all accrued interest due thereon (approximately $62,248) was cancelled in consideration for the Stock. The Company has agreed to register these shares on behalf of the recipients thereof.

Private Placements of Special Warrants

In May and June 2004 the Company sold an aggregate of 205,000 units to 3 persons at $1.00 per unit or $205,000 in the aggregate. Each unit consists of one share of our common stock (the "Unit Shares") and one common stock purchase warrant. Each warrant, as amended, entitles the holder to purchase one share of our common stock at a price of $1.50 per share (the "Warrant Shares") at any time during the three year period that commenced on the subscription date. In December 2004 and January 2005 in connection with a related unit offering, the proceeds of which were also to be utilized towards the funding of the acquisition, it became apparent that our unit pricing was too high and that our units of the type sold in May and June 2004 should be sold at $.50 per unit rather than $1.00 per unit. Consequently, in January 2005 the Company agreed to issue an additional 205,000 units to the investors, at no additional cost, to bring their unit cost down to $.50 per unit. Both the original 205,000 units and the additional units were issued in March 2005. The Company has agreed to register for resale, on behalf of the subscribers in this offering, the Unit Shares and Warrant Shares, including the additional Unit Shares and Warrant Shares issued.

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

                          ADSERO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR YEARS ENDING DECEMBER 31, 2004
                              AND DECEMBER 31, 2003

exercisable to purchase one share of common stock at a price of $1.50 per share at any time during the two year period commencing on the closing date of the Second Offering.

In consideration of the Agent's services, the Company agreed to pay the Agent commissions of up to 10% of the gross proceeds raised in this and certain other offerings plus Special Warrants equal to 10% of the Special Warrants sold in the Offering (or 5% for sales to certain persons identified by the Agent) and 100,000 common shares in the event, the Company raises gross proceeds of $500,000 or more in the First Offering. The Company has also agreed to pay the Agent a break fee of $212,500 together with expense reimbursement if the Company decides not to proceed with the offering. In the event at least $750,000 is raised in the offering, the Agency Agreement also grants the Agent a right of first refusal to act as lead agent, underwriter, or advisor for the Company during the two year period following the closing date for the Second Offering with respect to any securities offerings, acquisitions, dispositions or takeovers by the Company. The Company has agreed to file a registration statement as soon as practicable following the closing of the Second Offering to register the common stock comprising part of the A Units and B Units and the common stock underlying the common stock purchase warrants comprising part of such Units.

During the period July 2004 through October 2004 the Company sold an aggregate of 647,500 Special Warrants under the aforementioned offering to 18 persons at $1.00 per unit or $647,500 on an aggregate basis. In connection with the offering, the Company also issued 64,750 Special Warrants to the placement agent. Each Special Warrant was exercisable without additional consideration to receive a Class A unit consisting of one share of our common stock (the "Unit Shares") and one common stock purchase warrant. Each of these warrants, as amended, entitles the holder to purchase one share of our common stock at $1.50 per share (the "Warrant Shares") at any time during the three year period that commenced on September 27, 2004. Effective October 27, 2004, all of the Special Warrants were exercised resulting in our issuance of 712,250 shares and 712,250 warrants. Pursuant to the offering the Company were also obligated to pay a 100,000 share work fee to the placement agent, which was paid in March 2005 (the "Work Fee Shares"). In December 2004 and January 2005, in connection with a related unit offering, the proceeds of which were also to be utilized for the funding of the acquisition, it became apparent that our unit pricing was too high and that our units of the type underlying the Special Warrants sold in this offering should be sold at $.50 per unit rather than $1.00 per unit. Consequently, in January 2005 the Company agreed to issue an additional 647,500 units to the offering subscribers, or their designees, at no additional cost, to bring their unit cost down to $.50 per unit. The additional units were issued in March 2005. The Company has agreed to register for resale on behalf of the subscribers in this offering and DGM, the Unit Shares and Warrant Shares, including the additional Unit Shares and the Warrant Shares underlying the additional warrants issued in March 2005, and the Work Fee Shares.

                          ADSERO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR YEARS ENDING DECEMBER 31, 2004
                              AND DECEMBER 31, 2003

9.       STOCK OPTIONS

On April 15, 2004 the Company granted 100,000 stock options with an exercise price of $.25 per share to each of Wayne Maddever, William Smith and Anthony Pallante in consideration of services rendered in connection with the Company's reorganization and for services related to Reink USA's bankruptcy. These options vest in equal amounts over a three year period on each of the first, second and third anniversaries of the issuance date and are exercisable for a period of ten years from issuance. The Company has agreed to register these shares on behalf of the recipients thereof.

The following table summarizes the changes in options and warrants outstanding and the related exercise prices for the shares of the Company common stock:

                               Employee Stock Options                             Common Stock Purchase Warrants

                                           Weighted                                         Weighted
                               Weighted     Average                             Weighted     Average
                               Average     Remaining                            Average     Remaining
                               Exercise   Contractual                           Exercise   Contractual
                     Shares      Price        life      Exercisable    Shares    Price        life       Exercisable
                    --------   --------   -----------   -----------   -------   --------   -----------   -----------
Outstanding at
January 1, 2003      85,875     $13.00     8.6 years       42,583      76,430    $14.80     4.1 years       76,430

Expired             (48,375)    $13.40     5.1 years        2,583           -         -         -              -
                    -------                             -----------   -------                            -----------
Outstanding at
January 1, 2004      37,500     $11.72     8.6 years       40,000      76,430    $14.80     4.1 years       76,430

Granted             300,000     $ 0.25     9.3 years        2,500     852,500    $ 1.50     3.0 years      852,500
                    -------                             -----------   -------                            -----------
Outstanding at
December 31, 2004   337,500     $ 1.52     8.9 years       42,500     928,930    $ 2.59     3.1 years      928,930
                    =======                             ===========   =======                            ===========

10. INCOME TAXES

The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which

                          ADSERO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR YEARS ENDING DECEMBER 31, 2004
                              AND DECEMBER 31, 2003

differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

At December 31, 2004, the Company has net operating loss carryforwards of approximately $10,000,000 which expire through 2024. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited. Based on this and the fact that the Company has generated operating losses through December 31, 2004, the deferred tax asset of approximately $4,000,000 has been offset by a valuation allowance of $4,000,000. During the year ended December 31, 2004, the Company recorded an increase in the valuation allowance of $600,000.


11.      RELATED PARTY TRANSACTIONS

Consulting fees

The Company expensed approximately $296,000 and $460,000 for the years ended December 31, 2004 and 2003, respectively, related to a consulting agreement with Manchester Administrative Services Inc. ("Manchester Administrative"), a wholly owned subsidiary of a shareholder of the Company, owned by Anthony Pallante, to provide the services of various individuals. Thereunder, Manchester Administrative was paid consulting fees of up to $40,000 per month (up to $25,000 prior to January 1, 2003) depending on the level of work completed. Fees are invoiced monthly on an ongoing basis. Pursuant to this agreement, Manchester Administrative provides the services of William Smith, who signed the contract on behalf of Manchester Administrative, as Executive Vice President. During 2004 approximately $81,500 was paid to William Smith. As described in Note 13, this agreement was cancelled in January 2005.

Effective January 6, 2003 the Company executed a consulting agreement with BBP Consulting ("BBP"), a sole proprietorship owned by Wayne Maddever, whereby BBP provides the Company with services of Wayne Maddever. Pursuant to the consulting agreement, BBP is paid consulting fees of up to $15,000 per month. Mr. Maddever earned $58,000 under this agreement for 2003 and no fees during 2004. At the end of each quarter, under this agreement, Mr. Maddever has the right to convert any unpaid fees into common stock of the Company at the greater of $1.00 per share or 80% of the then market price. This agreement was terminated with the resignation of Mr. Maddever as CEO of the Company as part of the acquisition completed subsequent to year-end.

In January 2004 the Company entered into an exclusive financing arrangement,(amended in July 2004) with Manchester Consolidated Corp., ("Manchester Consolidated"), a corporation owned by Anthony Pallante. Under this agreement, the Company agreed, tp pay fees to Manchester Consolidated, upon its successful completion of a financing or any acquisition, merger, or other business combination arrange for the Company. The revised fee structure for financings is 10%

                          ADSERO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR YEARS ENDING DECEMBER 31, 2004
                              AND DECEMBER 31, 2003

for transactions up to and including $2,000,000; 7% for transactions in excess of $2,000,000 up to and including $5,000,000; and 5% for transactions in excess of $5,000,000. The revised fee structure for acquisitions, mergers or other business combinations is 12% for transactions up to and including $5,000,000; 7% for transactions in excess of $5,000,000 up to and including $10,000,000; and 5% for transactions in excess of $10,000,000. All other material terms of the arrangement remain unchanged. Either party to the agreement can terminate, without penalty, with 9 months written notice.

As described in Note 13, the Company paid a transaction fee to Manchester Consolidated for service it provided in connection with the Company's acquisition of Technolaser equal to 5% of the transaction value, which amounted to approximately US$640,000 in a combination of cash and common stock.

During January through March, 2004, the Company converted notes payable of $816,318 and other liabilities of $426,650 for a total of $1,242,968 into 9,843,055 common shares of the Company (includes 5,405,055 common shares in Note
6). The conversions were made pursuant to Debt Conversion and General Release Agreements. 100,000 of these shares were issued to Wayne Maddever in connection with the conversion by BBP Consulting of $20,000 of debt. 384,500 of these shares were issued to William Smith, through Manchester Administrative Services, in connection with the conversion of $76,900 owed to Manchester Administrative Services in connection with services performed by William Smith prior to 2003. In order to induce conversion, the Company agreed to reduce the conversion price as outlined in the consulting agreement. The Company has no further obligations related to any of these notes and/or other liabilities which were converted into common shares.

Effective January, 2005 the Company executed a consulting agreement with 6327214 Canada Inc., a company owned by William Smith, the Companies CFO, to provide consulting services to the Company. 6327214 Canada Inc. is paid approximately $11,500 per month based on invoicing to the Company. In addition, the Company covers all business related expenses incurred by 6327214 Canada Inc. while delivering the consulting services. This agreement continues until terminated and can be terminated by the Company upon 10 months written notice.

12.      DISPOSAL OF SUBSIDIARY

As discussed in Note 7, Reink's Chapter 11 bankruptcy "Reorganization" was converted into a Chapter 7 bankruptcy "Liquidation" and a Bankruptcy Trustee was appointed to administer and liquidate the estate on July 10, 2003. The Company lost control of Reink upon the conversion of the Reorganization into a Liquidation. Accordingly, the Company has reported Reink as a discontinued operation.

In connection with such conversion, the Company recorded a $370,816 charge to operations during the year ended December 31, 2003, for the carrying value of assets that are no longer considered recoverable. In addition, Reink's liabilities are presented in the balance sheet as

                          ADSERO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR YEARS ENDING DECEMBER 31, 2004
                              AND DECEMBER 31, 2003

discontinued operations until the bankruptcy is adjudicated by the Bankruptcy court. The Company is unaware of any changes in the status of the Bankruptcy proceedings. A breakdown of the liabilities remaining on Reink's balance sheet from the time in which its Bankruptcy case was converted to liquidation is as follows:

                                                         December 31, 2004
                                                         -----------------
         Accounts Payable .............................     $1,806,242

         Accrued Expenses .............................       319,099
                                                            ----------
                                                            $2,125,341
                                                            ==========

The following table represents the results of the discontinued operations of Reink USA:

                                                        For the Year Ended
                                                         -----------------
                                                         December 31, 2003

         Revenues .....................................      $ 183,097
         Cost of sale .................................        117,251
                                                             ---------
                 Gross profit .........................         65,846
                                                             ---------

         Operating Expenses
              Selling, general and
                administrative expenses ...............        266,183
              Depreciation and Amortization ...........          6,780
                                                             ---------
                  Total Expenses ......................        272,963
                                                             ---------

         Loss from operations .........................       (207,117)

         Interest Expense .............................          3,571
                                                             ---------

         Net loss .....................................      $(210,688)
                                                             =========

The Company had no discontinued operations to report during the year ended December 31, 2004.

13.      SUBSEQUENT EVENTS

Acquisition of Teckn-O-Laser Pursuant to Share Purchase and Related Agreements

On January 31, 2005 The Company executed and closed a Share Purchase Agreement (the "Share Purchase Agreement") dated and effective as of January 2, 2005 among the Company, YAC Corp. ("YAC"), Teckn-O-Laser Company ("TOL Canada"), 3091503

                          ADSERO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR YEARS ENDING DECEMBER 31, 2004
                              AND DECEMBER 31, 2003

Nova Scotia Company ("Acquiror"), Teckn-O-Laser Global Company ("Acquiree"), 3091732 Nova Scotia Company ("Callco"), and the shareholders of Acquiree (the "Acquiree Shareholders"). TOL Canada is a wholly owned subsidiary of Acquiree. YAC is a wholly owned subsidiary of the Company. Callco is a wholly owned subsidiary of YAC. Acquiror is a wholly owned subsidiary of Callco.

Prior to closing, The Company advanced CDN$1,500,000 (approximately US$1,250,000) to the Acquiree shareholders for the purpose of having them acquire certain shares of Acquiree capital stock from a third party so that at closing, the Acquiree Shareholders would own all the capital stock of Acquiree. The advance, which was not required to be repaid upon closing, became part of the purchase consideration that The Company paid to the Acquiree shareholders.

Pursuant to the Share Purchase Agreement, The Company acquired through its subsidiary Acquiror, all of the issued and outstanding capital stock of Acquiree in exchange for certain payments to be made at closing (the "Closing Payments") and subsequent to closing (the "Post-Closing Payments"). Teckn-O-Laser group manufacturers and distributes imaging products, including remanufactured toner cartridges and remanufactured inkjet cartridges.


The Closing Payments consisted of:

      o the issuance to the Acquiree Shareholders of 6,500,000 Acquiror Series I Exchangeable Shares, 6,000,000 of which were issued subject to a Lock Up Agreement dated as of January 2, 2005 that restricts the subsequent sale, transfer, or disposal of a corresponding number of The Company's common shares that will be issued to the holders of the Acquiror Series I Exchangeable Shares upon exchange thereof;
      o the issuance to the Acquiror Shareholders of 1,932,000 Acquiror Preferred Shares; and
      o the payment to the Acquiree Shareholders of CDN$750,000 (approximately US$624,975).

The Post-Closing Payments consist of:

      o a cash payment to the Acquiree Shareholders of CDN$2,182,000 (approximately US$1,817,606) due March 26, 2006 (the "2006 Payment");
      o a cash payment to the Acquiree Shareholders of CDN$1,000,000 (approximately US$833,333) due March 31, 2007 (the "2007 Payment"); and
      o a cash payment to the Acquiree Shareholders of CDN$1,000,000 (approximately US$833,333) due March 31, 2008 (the "2008 Payment").

Notwithstanding the forgoing, the 2006 Payment is not due and payable in the event that Acquiree's Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA") for the year ending December 31, 2005, is less than CDN$1,000,000. The 2007 Payment is not due and payable in the event that Acquiree's EBITDA for the year ending December 31, 2006 is less than

                          ADSERO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR YEARS ENDING DECEMBER 31, 2004
                              AND DECEMBER 31, 2003

CDN$1,500,000. The 2008 Payment is not due and payable in the event that Acquiree's EBITDA for the year ending December 31, 2007 is less than CDN$2,000,000.

Subject to the terms of a Series I Exchangeable Share Voting, Support and Exchange Agreement, dated as of January 2, 2005 (the "Series I Support Agreement"), among us, YAC, Callco, Acquiror and the Acquiree Shareholders holding Series I Exchangeable Shares of Acquiror (the "Holders"), the Holders have the option of converting any Post Closing Payments due to them into Acquiror Series I Exchangeable Shares at a conversion rate calculated by dividing the dollar amount of any converted payments by an amount representing the greater of:

      o  US$1.00 converted to CDN dollars; or
      o 80% of the average closing price of the Company's common stock converted to CDN dollars for the twenty trading days immediately preceding the date on which an Acquiree Shareholder provides a notice of conversion to Acquiree.

All Holders of Acquiror Series I Exchangeable Shares also received one share of The Company's newly created Series A Preferred Special Voting Stock (the "Series A Preferred Stock") for each Acquiror Series I Exchangeable Share owned. Shares of The Company's Series A Preferred Stock have the right to vote on all matters submitted to the vote of The Company's common shareholders on the basis of one vote for each share held. The Series A Preferred Stock is non-transferable, other than upon sale or exchange on disposition of the corresponding Acquiror Series I Exchangeable Shares, which triggers a requirement for the holder to deliver a like number of shares of Series A Preferred Stock to us for cancellation. The Series I Support Agreement also contains provisions that grant Callco the right, exercisable upon the occurrence of certain events, including the proposed dissolution or liquidation of Acquiror or a prior retraction request by the Holder, to require the Holders to sell their Series I Exchangeable Shares to Callco. Similarly, the Series I Support Agreement grants the Holder the right to require Callco to purchase from the Holder all or any part of the holder's Acquiror Series I Exchangeable Shares upon certain events including the institution by Acquiror of any proceeding to be adjudicated a bankrupt or insolvent or to be dissolved or wound up. The Series I Support Agreement further provides for automatic exchange upon the sale of all or substantially all of The Company's assets, or upon The Company's liquidation or dissolution. The Series I Support Agreement further provides that so long as any Acquiror Series I Exchangeable Shares are issued and outstanding, that The Company and The Company's subsidiaries cannot declare or pay a dividend on the Company's respective common stocks unless an equivalent dividends is declared or paid, as the case may be, on the Series I Exchangeable Shares.

Subject to the terms of a Preferred Share Purchase and Support Agreement, dated as of January 2, 2005 (the "Preferred Share Support Agreement"), among us, YAC, Callco, Acquiror and the Acquiree Shareholders holding Acquiror Preferred Shares, and subject to Callco's right (the "Retraction Call Right"), exercisable upon the occurrence of certain events to require the Holders of Acquiror Preferred Shares to sell such shares to Callco, the Acquiree Shareholders, as Holders of Acquiror Preferred Shares, have the rights set forth in Schedule A of the Preferred Share Support Agreement. Dividends are not payable on the Acquiror Preferred Shares but as long as

                          ADSERO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR YEARS ENDING DECEMBER 31, 2004
                              AND DECEMBER 31, 2003

they are outstanding, Acquiror cannot, without the approval of the holders of the Acquiror Preferred Shares, pay any dividends on Acquiror's common shares or redeem or purchase or make any capital distributions in respect of any Acquiror common shares. Holders of Acquiror Preferred Shares are entitled, subject to the exercise of the Retraction Call Right by Callco and compliance with other terms of the Preferred Share Support Agreement, to require Acquiror to redeem their Acquiror Preferred Shares at a price of CDN$1.00 per share at specified times. The times at which holders of Acquiror Preferred Shares may make such requests are as follows:

      o  September 1, 2005 : 750,000 Acquiror Preferred Shares;
      o  September 30, 2005 ; 443,250 Acquiror Preferred Shares;
      o  December 31, 2005 : 443,250 Acquiror Preferred Shares; and
      o  March 31, 2006 : 295,500 Acquiror Preferred Shares.

In the event Acquiror fails or neglects to redeem the Acquiror Preferred Shares for CDN$1.00 as required by the Preferred Share Support Agreement, Acquiror shall redeem such Acquiror Preferred Shares by issuing to the Holders thereof
2.5 Series II Exchangeable Shares of Acquiror for each Acquiror Preferred Shares so redeemed.

Subject to the terms of a Series II Exchangeable Share Voting, Support and Exchange Agreement, dated as of January 2, 2005 (the "Series II Support Agreement") among the Company, YAC, Callco, Acquiror and the Acquiree ShareHolderss holding Series II Exchangeable Shares of Acquiror (the "Acquiror Series II Exchangeable Shares"), the Holders of the Acquiror Series II Exchangeable Shares have the option, further subject to the right of Callco (the "Retraction Call Right") exercisable upon the occurrence of certain events to require the Holders to sell their Acquiror Series II Exchangeable Shares to Callco, to require Acquiror to redeem any or all of the Holders's Acquiror Series II Exchangeable Shares at a price equal to:

      o the then current market price for one share of the Company's common stock which is payable by the delivery of one (1) share of the Company's common stock; plus
      o the amount of all cash dividends declared and unpaid by us on the Company's common stock at the effective time of such action; plus
      o the amount of all declared and unpaid non-cash dividends or other distributions by us on the Company's common stock at the effective time of such action.

Notwithstanding the forgoing, during the first ninety days following the issuance of any Series II Exchangeable Shares, the Holders can only require the Acquiror to redeem half of their Series II Exchangeable Shares.

All Holders of Acquiror Series II Exchangeable Shares receive one share of the Company's Series A Preferred Stock for each of their Acquiror Series II Exchangeable Shares. Contemporaneously with the completion of any transaction pursuant to which any Acquiror Series II Exchageable Shares held by a Holder is retracted, redeemed, purchased or exchanged, such Holder(s) shall surrender to us a like number of shares of Series A Preferred Stock for cancellation. Holders of Acquiror Series II Exchangeable Shares are entitled to receive

                          ADSERO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR YEARS ENDING DECEMBER 31, 2004
                              AND DECEMBER 31, 2003

dividends on such shares at the times and in the amounts of any dividends declared by us on the Company's common stock. The Series II Support Agreement also places limitations on Acquiror's ability to pay dividends on its common stock while shares of Acquiror Series II Exchangeable Shares are issued and outstanding. The Series II Support Agreement grants the Holders the right to require Callco to purchase from the Holders all or any part of the Holders's Acquiror Series II Exchangeable Shares upon certain events including the institution by Acquiror of any proceeding to be adjudicated a bankrupt or insolvent or to be dissolved or wound up. The Series II Support Agreement further provides for automatic exchange upon the Company's liquidation or dissolution or upon the sale of all or substantially all of the Company's assets.

Pursuant to the Share Purchase Agreement, Wayne Maddever resigned from his positions as the Company's President and Chief Executive Officer effective at the closing. The vacancy in this position was immediately filled by Yvon Leveille, a former shareholder of the acquiree. At closing The Company also appointed Alain Lachambre as the Company's Vice President of Sales and Marketing. In connection therewith, The Company entered into renewable 3 year employment agreements with each of Yvon Leveille and Alain Lachambre. Messrs. Leveille and Lachambre were also appointed at that time to the Company's board of directors although Mr. Lachambre subsequently determined effective February 4, 2005 that he did not wish to serve as a director and resigned. The initial base annual salaries payable to Messrs. Leveille and Lachambre under their employment agreements are CDN$175,000 (approximatelyUS$146,000) and CDN$166,000 (approximately US$139,000), respectively. The employment agreements further provide for the payment of performance based bonuses of up to 100% of salary at the discretion of the compensation committee of the board of directors.

In a related transaction to the Share Purchase Agreement, effective January 1, 2005 The Company acquired TOL USA from Teckn-O-Laser Global Inc. pursuant to a Share Purchase Agreement for $1000 in cash. TOL USA is the US arm of the Teckn-O-Laser group of affiliated companies.

Payment of Fees to Related Party Transaction Advisor

In connection with the Share Purchase Agreement and pursuant to the Company's financing agreement with Manchester Consolidated Corp. ("Manchester") The Company paid Manchester a financing fee for its role in arranging the aforementioned transaction equal to 5% of the transaction value. The transaction value was agreed to be CDN$15,382,000 (approximately US$12,813,206) 5% of which is CDN$769,100 (approximately US$640,660). Pursuant to the forgoing The Company has paid Manchester CDN$350,000 in cash (approximately US$291,550) and paid the CDN$419,100 balance through the issuance of 698,500 shares of the Company's common stock valued at US$.50 per share to Manchester and its designees.

Barrington Loan Agreement

In conjunction with the Share Purchase Agreement, The Company entered into a Loan Agreement (the "Loan Agreement") dated as of January 26, 2005 with Teckn-O-Laser Company

                          ADSERO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR YEARS ENDING DECEMBER 31, 2004
                              AND DECEMBER 31, 2003

(the "Borrower"), YAC Corp. ("YAC"), 3091732 Nova Scotia
Company ("Callco"), 3091503 Nova Scotia Company ("TAC"), Teckn-O-Laser Global Company ("TOLG"), Teckn-O-Laser USA Inc. ("TOL USA") and Barrington Bank International Limited ("Lender").

Pursuant to the Loan Agreement, on January 31, 2005 Lender loaned CDN$2,000,000 (approximately US$1,666,666) to Borrower which facilitated the Company's ability to meet the Company's obligations under the Share Purchase Agreement. The loan, which is secured by all of the Company's assets, is guaranteed by each of us, YAC, Callco, TAC, TOLG and TOL USA. It has a maximum term of 10 years subject to acceleration upon default or to earlier payment. Interest of 12% per annum is due on the loan during the first 12 months of the term and interest of 20% per annum is due on the loan thereafter. The loan can be prepaid by Borrower in whole or in part. However, in the event prepayment occurs prior to the 1 year anniversary of the loan, Borrower is obligated to pay a prepayment fee equal to the amount of additional interest that Borrower would have paid on the loan from the date of prepayment through the date of the 1 year anniversary of the loan. Commencing on the 6 month anniversary of the loan, Lender has the right to convert the remaining principal balance of the loan into shares of the Company's common stock at a conversion price of US$1.00 per share. As further consideration for the loan, The Company has agreed to issue 200,000 shares of the Company's common stock to Lender and to include such shares in a registration statement to be filed by us that will register the resale of such shares. In connection with the loan, The Company, the Borrower, the Lender and the Guarantors have entered into a series of related agreements principally designed to protect the interests of the Lender in making the loan.

Grants of Stock Options to Employees and Directors

Pursuant to the Share Purchase Agreement, The Company also agreed to issue an aggregate of 300,000 non-statutory stock options pursuant to the Company's 2000 Stock Option Plan to employees of TOL Canada and Teckn-O-Laser USA, Inc. ("TOL USA"). The options granted to each employee have a maximum term of 10 years and vest in equal amounts, each equal to 1/3 of the total number of options granted to the employee, on each of the first, second and third anniversaries of the date of grant. Effective January 31, 2004 The Company granted an aggregate of 244,500 options under this commitment to 12 TOL Canada employees with an exercise price of US$1.57 per share, which was the closing market price for the Company's common stock on January 31, 2005.

On March 30, 2005 the Company granted an aggregate of 110,000 stock options, each with an exercise price of $1.06 per share, to our non-employee directors. The Company has agreed to register these shares on behalf of the recipients thereof.

Issuance of Convertible Promissory Note to Related Party

Pursuant to the acquisition the Company the Company entered into a convertible promissory note in the amount of $1 million due January 1, 2008. The note is convertible solely at the option of the note holder, any time after 6 months, into 2 million common shares and 2 million

                          ADSERO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR YEARS ENDING DECEMBER 31, 2004
                              AND DECEMBER 31, 2003

warrants at $1.50 per share. The note bears interest at 3.9% per annum, with principal and all interest due at maturity.

Additional Issuance of Special Warrants

In January 2005 the Company sold an aggregate of 2,330,000 units to 10 persons at $0.50 per unit or $1,165,000 on an aggregate basis. Each unit consists of one share of the Company's common stock (the "Unit Shares") and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $1.50 per share at any time during the three year period commencing on January 31, 2005 (the "Warrant Shares"). The proceeds from the offering were used towards the funding of the Company's acquisition of Teckn-O-Laser Global Company.

In connection with these sales the Company was also obligated to issue 68,000 units to DGM Bank & Trust Inc. ("DGM") as a commission with respect to sales of 680,000 units made through them in the offering (the "DGM Units"). The Unit Shares and shares comprising part of the DGM Units were issued in March 2005. The Company has agreed to register for resale, on behalf of the subscribers in this offering and DGM, the Unit Shares and the Warrant Shares including the Unit Shares and Warrant Shares underlying the DGM Units.

Anti-Dilution Adjustment to Previously Issued Special Warrants

The Company, following the aforementioned sale of Special units consummated in January 2005, agreed to issue an additional 647,500 units to the offering subscribers, or their designees, at no additional cost, to bring their unit cost down to $.50 per unit. The Company has agreed to register for resale on behalf of the subscribers in this offering and DGM, the Unit Shares and Warrant Shares, including the additional Unit Shares and the Warrant Shares underlying the additional warrants issued in March 2005, and the Work Fee Shares.


In addition the Company agreed to modify the compensation for DGM Bank & Trust related to the agency agreement such that no further commission was payable on the additional equity raised by parties other than DGM in exchange for 50,000 common shares and 150,000 warrants to purchase common shares at $1.50. DGM will continue to be paid commission as stated under the agency agreement for money raised by their firm.

Equity Purchase Commitment

On January 6, 2005 the Company obtained an equity purchase commitment from Trisan Equitable Corporation ("Trisan") pursuant to which Trisan has committed to purchase an aggregate of $1,600,000 of the Company's common shares valued at $.50 per share in stated amounts at stated times. Pursuant thereto, Trisan has agreed to purchase 1,250,000 shares for $625,000 on September 1, 2005; 740,000 shares for $370,000 on September 30, 2005; 740,000 shares for $370,000 on December 31, 2005; and 470,000 shares for $235,000 on March 31, 2006.

                          ADSERO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR YEARS ENDING DECEMBER 31, 2004
                              AND DECEMBER 31, 2003

On each share purchase date, for each share purchased by Trisan, the Company has also agreed to issue one common stock purchase warrant, each to purchase one share of the Company's common stock at $1.50 per share at any time during the 3 year period commencing on issuance. The warrants will contain anti-dilution and cashless exercise provisions. The Company has agreed to register the shares to be purchased by Trisan under the commitment on behalf of Trisan.

Consulting Services and Other Agreements

In January 2005, the Company entered into a 3 year consulting agreement with Westminster Capital Inc., a shareholder, to provide various services to the Company. The Company issued 300,000 shares in exchange for the services.

In January 2005, the Company entered into a 3 year consulting agreement with Gregory Belzberg, a shareholder, to provide various services to the Company. The Company issued 50,000 shares in exchange for the services.

In January 2005, the Company executed a consulting agreement with 6327214 Canada Inc., a company owned by William Smith, the Companies CFO, to provide consulting services to the Company. 6327214 Canada Inc. is paid approximately $11,500 per month based on invoicing to the Company. In addition, the Company covers all business related expenses incurred by 6327214 Canada Inc. while delivering the consulting services. This agreement continues until terminated and can be terminated by the Company upon 10 months written notice. At the same time the existing agreement with Manchester Administrative Services providing consulting services was terminated.

Effective February 1, 2005 the Company entered into a 1 year Investor Relations Agreement with Agora Investor Relations Corp., an Ontario, Canada corporation ("Agora") pursuant to which Agora provides shareholder services and, subject to compliance with applicable laws, rules and regulation, other services intended to raise public awareness of the Company's business. In consideration of such services, the Company are paying Agora monthly compensation of CDN$2,750 (approximately US$2,300) and have issued to Agora 100,000 stock options, each to purchase one share of the Company's common stock, at a price of $1.50 per share. The options are exercisable, upon vesting, during the period February 1, 2006 through February 1, 2008. 25,000 of the options vest on each of May 1, 2005; August 1, 2005; November 1, 2005; and February 1, 2006. The agreement is renewable at the Company's option, for an additional 1 year term on similar terms. The Company also have the option to terminate the Agreement for a two day period commencing August 1, 2005. If the Company do so, all non-vested options will be forfeited and cancelled and the Company will have no further payment obligations to Agora.

Effective February 1, 2005 the Company entered into a 1 year Investor Relations Agreement with Stockgroup Media Inc. , a Canadian corporation ("Stockgroup") pursuant to which Stockgroup provides shareholder services and, subject to compliance with applicable laws, rules

                          ADSERO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR YEARS ENDING DECEMBER 31, 2004
                              AND DECEMBER 31, 2003

and regulations, other services intended to raise public awareness of the Company's business. In consideration of such services, the Company are paying Stockgroup monthly compensation of CDN$2,250 (approximately US$1,920).

Proposed Acquisition

In April 2005, the Company made a tentative offer to management of Turbon AG ("Turbon"), to acquire all the outstanding shares of Turbon, a leading global imaging supply company publicly traded on the Frankfurt stock exchange. The aggregate offering price, pursuant to the offer, is approximately US$49 million consisting of US$40 million in cash and US$9.0 million in Adsero stock. The Turbon Executive Board has agreed to meet with us to discuss the details of the Company's offer as well as the planned role and significance of Turbon within the combined entity in the event the acquisition is accomplished. If amenable to the Company's offer, Turbon's Executive Board will provide its recommendation to Turbon's shareholders. The completion and closing of this transaction will be subject to certain conditions, including but not limited to, completion of due diligence, raising of the necessary funds to close the transaction, and the approval of Turbon's shareholders. No assurance can be given that the acquisition will be completed or, if completed, the actual terms thereof.