Form 10QSB
period 2005-03-31
ADSERO CORP
filed 2005-05-27
CIK 1103544

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from _______ to _______


                         Commission File Number: 0-31040


                               ADSERO CORPORATION
                               ------------------
             (Exact name of Registrant as specified in its charter)


                  Delaware                                  65-0602729
                  --------                                  ----------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)


                              2101 N. Nobel Street
                              Sainte Julie, Quebec
                                     J3E 1Z8
                              --------------------
          (Address of principal executive offices, including zip code)


                                 (450) 922-5689
                                 --------------
              (Registrant's telephone number, including area code)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of the Registrant's common stock outstanding at May 19, 2005, was 17,241,975.

         Transitional Small Business Disclosure Format:Yes [ ] No [X]

================================================================================

                               ADSERO CORPORATION
                 MARCH 31, 2005 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

         Special Note Regarding Forward Looking Statements ....................3


                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements .................................................4

Item 2.  Plan of Operation....................................................29

Item 3   Controls and Procedures..............................................33


                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings....................................................34

Item 2.  Changes in Securities and Use of Proceeds............................35

Item 5.  Other Information....................................................37

Item 6.  Exhibits and Reports on Form 8-K.....................................38

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, discusses financial projections, information or expectations about our products or markets, proposed financing and acquisition activities, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

ITEM 1.  FINANCIAL STATEMENTS


         Condensed Consolidated Balance Sheet as of
         March 31, 2005 (unaudited)                                            5

         Condensed Consolidated Statements of Operations for the
         three months ended March 31, 2005 and 2004 (unaudited)                6

         Condensed Consolidated Statement of Stockholders'
         (Deficiency) Equity (unaudited)                                    7A-B

         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 2005 and 2004 (unaudited)                8

         Notes to Condensed Consolidated Financial Statements (unaudited)   9-28

                          ADSERO CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (unaudited)

                                     ASSETS
                                     ------
CURRENT ASSETS
  Cash ..........................................................  $    472,564
  Accounts receivable,net .......................................     3,685,099
  Inventories ...................................................     3,120,224
  Income taxes receivable .......................................       268,813
  Prepaid expenses ..............................................       191,335
  Deferred income taxes .........................................       116,526
                                                                   ------------

       TOTAL CURRENT ASSETS .....................................     7,854,561

  Property, plant and equipment,net .............................     4,478,991
  Trademarks ....................................................       500,000
  Goodwill ......................................................     7,058,577
  Other assets ..................................................       238,930
                                                                   ------------

    Total Assets ................................................  $ 20,131,059
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
  Line of credit obligation .....................................  $  1,730,468
  Accounts payable ..............................................     6,112,480
  Accrued expenses ..............................................       102,500
  Liabilities of discontinued operation .........................     2,125,341
  Notes payable - Related Parties (including accrued interest
    of $66,495) .................................................       172,988
  Redeemable preferred stock of subsidiary ......................     1,570,732
  Current portion of long-term debt .............................       427,759
                                                                   ------------
       TOTAL CURRENT LIABILITIES ................................    12,242,268

  Long-term debt, less current portion ..........................     2,473,745
  Convertible promissory note ...................................     1,510,176
  Convertible note ..............................................     1,000,000
  Deferred income taxes .........................................       266,733
                                                                   ------------
    Total Liabilities ...........................................    17,492,922
                                                                   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 100,000,000 shares authorized,
    17,241,975 shares issued and outstanding ....................        17,243
  Series I exchangeable shares of subsidiary, 6,500,000 shares outstanding, exchangeable one for one into common shares of
    the company .................................................     3,250,000
  Preferred Stock, $.0001 par value, 20,000,000 shares
    authorized, 6,500,000 issued and outstanding ................           650
  Additional paid-In-capital ....................................    11,206,746
  Deferred compensation .........................................       (83,995)
  Accumulated deficit ...........................................   (11,752,507)
                                                                   ------------
       TOTAL STOCKHOLDERS' EQUITY ...............................     2,638,138
                                                                   ------------

    Total Liabilities and Stockholders' Equity ..................  $ 20,131,059
                                                                   ============

                 See notes to consolidated financial statements

                          ADSERO CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          THREE MONTHS ENDED
                                            March 31, 2005        MARCH 31, 2004
                                            --------------        --------------

REVENUES ............................        $ 7,417,678                     -

COST OF GOODS SOLD ..................          5,430,878                     -
                                             -----------           -----------
  GROSS PROFIT ......................          1,986,800                     -
                                             -----------           -----------

OPERATING EXPENSES
  Selling, general and administrative          1,349,494                55,023
  Conversion of debt expense ........                  -               627,340
  Stock based on compensation .......             27,998                     -
  Depreciation and amortization .....            130,877                     -
                                             -----------           -----------
  TOTAL OPERATING EXPENSES ..........          1,508,369               682,363
                                             -----------           -----------

INCOME (LOSS) FROM OPERATIONS .......            478,431              (682,363)

  INTEREST EXPENSE ..................            115,806                13,810
                                             -----------           -----------

INCOME (LOSS) BEFORE INCOME TAXES ...            362,625           $  (696,173)

  INCOME TAXES ......................            126,160                     -
                                             -----------           -----------

NET INCOME (LOSS) ...................        $   236,465           $  (696,173)
                                             ===========           ===========

EARNINGS (LOSS) PER SHARE

NET INCOME (LOSS) PER SHARE,
  BASIC .............................        $      0.02           $     (0.16)
                                             ===========           ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES USED IN  COMPUTATION .......         15,490,642             4,473,086
                                             ===========           ===========

NET INCOME (LOSS) PER SHARE,
  DILUTED ...........................        $      0.01           $     (0.16)
                                             ===========           ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES USED IN  COMPUTATION .......         25,900,818             4,473,086
                                             ===========           ===========

            See notes to condensed consolidated financial statements

                                     ADSERO CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY
                                              (unaudited)

                                             Series I Exchangeable
                         Common Stock        Shares in Subsidiary      Preferred Stock       Deferred
                     --------------------    ---------------------    -----------------    Compensation
                       Shares     Amount       Shares     Amount        Shares   Amount       Costs
                     ----------  --------    ---------  ----------    ---------  ------    ------------
Balance -
December 31, 2004    11,987,975  $ 11,988                                     -      -              -

  Common stock
  issued in
  private
  placements          2,530,000     2,530

  Common stock
  issued to
  placement agent       218,000       218

  Common stock
  issued in
  connection with
  debt financing        200,000       200                                                           -

  Common stock
  issued under
  share issuance
  commitments           755,000       755

  Common stock
  issued under
  price
  adjustment            852,500       853

  Preferred stock
  issued as
  purchase
  consideration               -                      -           -    6,500,000    650

  Series I
  exchangeable
  shares issued
  as purchase
  consideration               -              6,500,000   3,250,000

  Deferred
  compensation
  costs                       -                                                              (111,993)

  Deferred
  compensation
  costs amortized
  during quarter              -                                                                27,998

  Common stock
  issued to
  transaction
  advisor               698,500       699

  Net Income                  -         -

                     ----------------------------------------------------------------------------------

Balance -
March 31, 2005       17,241,975  $ 17,243    6,500,000  $3,250,000    6,500,000  $ 650      $ (83,995)
                     ==================================================================================
                                                                                          (continued)
                        See notes to condensed consolidated financial statements

                                                   7A

                                     ADSERO CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY
                                              (unaudited)
                                              (continued)

                      Additional        Shares         Shares          Value of              Total
                       Paid-In          to be           to be        Accumulated         Stockholders'
                       Capital          Issued         Issued          Deficit         (Deficit) Equity
                     -----------       --------       --------       ------------      ----------------
Balance -
December 31, 2004    $ 8,965,823        755,000        454,585       $(11,988,972)     $(2,556,576)

  Common stock
  issued in
  private
  placements           1,228,470              -              -                           1,231,000

  Common stock
  issued to
  placement agent           (218)                                                                -

  Common stock
  issued in
  connection with
  debt financing          99,800              -              -                             100,000

  Common stock
  issued under
  share issuance
  commitments            453,830       (755,000)      (454,585)                                  -

  Common stock
  issued under
  price
  adjustment                (853)                                                                -

  Preferred stock
  issued as
  purchase
  consideration             (650)             -              -                                   -

  Series I
  exchangeable
  shares issued
  as purchase
  consideration                                                                          3,250,000

  Deferred
  compensation
  costs                  111,993                                                                 -

  Deferred
  compensation
  costs amortized
  during quarter               -                                                            27,998

  Common stock
  issued to
  transaction
  advisor                348,551              -              -                             349,250

  Net Income                   -              -              -            236,465          236,465

                     ----------------------------------------------------------------------------------

Balance -
March 31, 2005       $11,206,746              -              0       $(11,752,507)     $ 2,638,138
                     ==================================================================================

                        See notes to condensed consolidated financial statements

                                                   7B

                                       ADSERO CORP. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)
                                                                     THREE MONTHS ENDED
                                                                       MARCH 31, 2005     MARCH 31, 2004
                                                                       --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss) ...............................................   $    236,465      $   (696,173)
                                                                        ------------      ------------

  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization ...................................        130,877                 -
    Stock based compensation ........................................         27,998                 -
    Accrued Interest on notes payable ...............................              -            13,810
    Conversion expense re notes payable .............................              -           627,340
  Changes in operating assets and liabilities:
    Accounts receivable .............................................        136,133                 -
    Inventories .....................................................        208,691                 -
    Prepaid expenses and other assets ...............................        461,192                 -
    Accounts payable and accrued expenses ...........................        283,656           (25,376)
                                                                        ------------      ------------
          Total Adjustments .........................................      1,248,547           615,774
                                                                        ------------      ------------

NET CASH USED IN OPERATING ACTIVITIES ...............................      1,485,012           (80,399)
                                                                        ------------      ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Acquisition of business, net of cash received ...................     (3,131,860)                -
    Puchase of fixed assets .........................................         17,817                 -
                                                                        ------------      ------------
NET CASH USED IN INVESTING FINANCING ACTIVITIES .....................     (3,114,043)                -
                                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment on notes payable to related parties ...................        (76,079)                -
    Long term debt ..................................................       (612,396)                -
    Bank loan .......................................................       (937,806)                -
    Common stock issuedfor cash, net of offering expenses ...........      1,231,000                 -
    Proceeds from issuance of convertible notes .....................      2,610,176                 -
    Proceeds from issuance of notes payable .........................              -            30,000
    Proceeds (repayments) of loan payable ...........................       (275,000)           50,000
                                                                        ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...........................      1,939,895            80,000
                                                                        ------------      ------------

NET INCREASE (DECREASE) IN CASH .....................................        310,864              (399)

CASH AT BEGINNING OF PERIOD .........................................        161,700               444
                                                                        ------------      ------------

CASH AT END OF PERIOD ...............................................   $    472,564      $         45
                                                                        ============      ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

    ACQUISITION OF BUSINESS

    Assets acquired .................................................   $ 13,095,479
    Costs in excess of net assets acquired ..........................      7,558,577
    Liabilities assumed .............................................    (12,279,404)
    Stock based purchase consideration ..............................     (3,250,000)
    Redeemable preferred stock issued as purchase consideration .....     (1,570,732)
    Non cash expenses ...............................................       (383,712)
    Cash received at closing ........................................        (38,348)
                                                                        ------------

    Net cash paid for acquisition of business .......................   $  3,131,860
                                                                        ============

                         See notes to condensed consolidated financial statements

                                                     8

                          ADSERO CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

1. BASIS OF INTERIM FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and the instructions of Form 10-QSB. It is management's opinion that these statements include all adjustments, consisting of only normal recurring adjustments considered necessary to make the financial position, results of operations, and cash flows not misleading as of March 31, 2005 and for all periods presented.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2004 and for the year ended December 31, 2003, which are included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

2. ORGANIZATION

Adsero Corp. ("Adsero"), formerly known as Reink Corp., was incorporated in Delaware on March 6, 1999. Adsero Corp, is the parent of wholly owned subsidiaries Teckn-O-Laser Global Company, Teckn-O-Laser Inc. and Teckn-O-Laser USA Ltd. (collectively the "Tecknolaser Group") which acquisitions were completed effective January 2, 2005 as described in Note 13.

Adsero and the Tecknolaser Group (collectively the "Company") manufactures and distributes remanufactured toner cartridges and inkjet cartridges. These products are sold through a variety of channels such as distributors and retail office supply stores, both domestically and internationally.

Development Stage Operations
----------------------------

Effective January 1, 2004, the Company suspended its operations following the involuntary bankruptcy and loss of control of former wholly owned subsidiary Reink Imaging USA, Ltd. ("Reink USA"). Accordingly the Company had previously reported its results as a Development Stage Enterprise in accordance with Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises".

Completion of Private Placement Transactions and Acquisition of a Business
--------------------------------------------------------------------------

As described in Note 12, the Company raised $1,165,000 through sales of its equity securities and $1.7 million through the issuance of subordinated debt during the quarter ended March 31, 2005. The Company also completed its acquisition of the Tecknolaser Group effective January 2, 2005.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

At March 31, 2005, the Company had a working capital deficiency of $ 4,387,706 and was not in compliance with certain covenants under its line of credit obligation described in Note 8. The Company is in the process of requesting waivers with respect to its breach of such covenants. The lender under this obligation has the right to demand immediate repayment of the loan due to this event of default. The exercise of this right and the requirement to immediately repay the outstanding balance, which amounts $1,730,468 at March 31, 2005, would have a material adverse effect on the business There can be no assurance that the lender under this obligation will provide the Company with a waiver of this breach of covenant.

Management also believes that the Company will still require substantial additional capital to fund its operations and integrate the Tecknolaser Group into its existing business. The Company's ability to recover its assets and continue its operations is dependent upon its ability to raise additional capital and generate revenue and operating cash flow through the execution of its business plan, There can be no assurance that the Company will be successful in its efforts to operate the Tecknolaser Group or any other prospective acquiree businesses profitably. The Company can also not provide any assurance that it will obtain the financing it needs to sustain the business until such time that it is able to generate sufficient revenue and operating cash flow through the operations of the Tecknolaser Group or other prospective acquiree businesses. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated.

Revenue Recognition
-------------------

The Company applies the revenue recognition principles set forth Securities and Exchange Commission Staff Accounting Bulletin ("SAB") 104 "Revenue Recognition" with respect to all of its revenue. Accordingly, the Company records revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor's fee is fixed or determinable, and (iv) collectability is probable.

The Company requires all of its product sales to be supported by evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms, payment terms (generally 30 days) and refund policy, if any. Selling prices of the products are fixed at the time the sale is consummated. The Company recognizes revenue at the time in which it receives a confirmation that the goods were either tendered at their destination when shipped "FOB destination," or transferred to a shipping agent when "FOB shipping point."

Inventories
-----------

The Company's inventories, which consists of raw material and finished goods are stated at the lower of cost (first in first out method) or market

Property, Plant and Equipment
-----------------------------

Property, Plant and Equipment and Equipment are stated at cost less accumulated depreciation and amortization, Depreciation and amortization are calculated using the straight line methods over the estimated useful lives, which generally range from 3 to 40 years.

Goodwill
--------

Goodwill represents the excess of purchase considerations and related transaction expenses that are incurred in connection with completing acquisitions of businesses accounted for in accordance with SFAS 141 "Business Combinations."

SFAS 142, "Goodwill and Other Intangible Assets," requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions.

The Company did not experience any events or changes in circumstances during the quarter ended March 31, 2005 that would indicate that the recoverability of its goodwill is in doubt.

Long Lived Assets
-----------------

The Company periodically reviews the carrying values of its long lived assets in accordance with SFAS 144 "Long Lived Assets" when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable values and records impairment charges when considered necessary. The Company has determined that no impairment charges are necessary during the quarter ended March 31, 2005.

Use of Estimates
----------------

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

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses and preferred stock redeemable during the next year approximate fair value based on the short-term maturity of these instruments. The carrying amounts of the Company's line of credit obligation, and other long term obligations approximate fair value as such instruments feature contractual interest rates that are consistent with current market rates of interest or have effective yields that are consistent with instruments of similar risk, when taken together with equity instruments issued to the holder.

Common Stock Purchase Warrants Issued in Private Placement Transactions
-----------------------------------------------------------------------

The Company accounts for the issuance of common stock purchase warrants issued in connection with sales of its common stock in accordance with the provisions of EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock".

Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

Stock Based Compensation
------------------------

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

As described in Note 12, the Company granted 244,500 stock options, to certain employees of Tecknolaser Group and 110,000 to the three independent members of its board of directors during the quarter ended March 31, 2005.

The following table illustrates what the Company's net income and earnings per share would have been if the Company had used the fair value based method of accounting for its employee stock option plans, as prescribed by SFAS No. 123:

                                                        For the Three Months
                                                            Ended March 31,
                                                         2005            2004
                                                         ----            ----

Net Income, as reported ..........................   $  236,465      $ (696,173)

Incremental amount of stock based employee
  compensation expense determined under the
  fair value method ..............................       (3,125)            -0-

                                                     ----------      ----------
Net Income(Loss), proforma .......................   $  233,340      $ (696,173)
                                                     ==========      ==========

Income (Loss) per share:

  Basic and diluted, as reported .................   $     0.02      $   (0.16)
                                                     ==========      ==========

  Basic and Diluted, proforma ....................   $     0.02      $   (0.16)
                                                     ==========      ==========

Non-Employee Stock Based Compensation
-------------------------------------

The Company accounts for the cost of stock based compensation awards issued to non-employees for services at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

Research and Development
------------------------

Research and development costs are expensed as incurred.

Income Taxes
------------

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Net Income (Loss) Per Share
---------------------------

Pursuant to SFAS No. 128, Earnings per Share, the Company is required to provide a dual presentation of "basic" and "diluted" earnings (loss) per share (EPS) for the quarter ended March 31, 2005. Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and potential common shares outstanding. Potential common shares include stock options using the treasury stock method, and convertible notes and exchangeable shares using the if converted method. Potential common shares are excluded from the calculation of diluted EPS in loss periods, as the impact is antidilutive.

The following table provides a summary of all potentially dilutive securities for the quarters ended March 31, 2005 and 2004, of which the amounts presented for the quarter ended March 31, 2004 have been excluded from the computation of the loss per share as their effect would be anti-dilutive:

                                                       March 31,
                                                  2005          2004
                                                  ----          ----

         Options ..........................       792,000        37,500
         Warrants .........................     4,575,430        76,430
         Series I exchangeable shares .....     6,500,000             -
         Convertible debentures ...........     3,610,176             -
                                               ----------    ----------
         Total ............................    15,477,606       113,930
                                               ==========    ==========

Foreign currency translation
----------------------------

The consolidated financial statements are presented in United States dollars in accordance with SFAS No. 52, "Foreign Currency Translation". The functional currency of the Tecknolaser Group is the Canadian dollar. Foreign denominated monetary assets are translated to United States dollars using foreign exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange during the period. Gain or losses arising on foreign currency transactions are included in the determination of operating results for the period.

Recently Issued Accounting Pronouncements
-----------------------------------------

In January 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, ""Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN No., 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB 51" ("FIN No. 46 R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. The adoption of this pronouncement did not have material effect on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations for stock-based compensation expense. SFAS 123R is effective for public entities that file as small business issuers--as of the beginning of the first interim or annual reporting period of the fiscal year that begins after December 15, 2005.

The Company is currently in the process of evaluating the effect that the adoption of this pronouncement will have on its financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets". SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement are intended be applied prospectively. The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

5. INVENTORY

Inventory consists of the following at March 31, 2005:

         Raw materials ..........................          $ 1,789,231
         Finished goods .........................            1,520,945
                                                           -----------
                                                             3,310,176
         Less reserves ..........................             (189,952)
                                                           -----------
                                                           $ 3,120,224
                                                           ===========

6. PROPERTY AND EQUIPMENT

Property and Equipment consists of the following at March 31, 2005:

         Land ...................................          $   317,214
         Building and Improvements ..............            2,229,880
         Machinery and Equipment ................              724,192
         Furniture and Fixtures .................              144,719
         Computer Equipment .....................            1,193,863
                                                           -----------
                                                             4,609,868

         Less Accumulated Depreciation ..........              130,877
                                                           -----------
                                                           $ 4,478,991

7. LONG TERM DEBT

                           Obligation                                  Balance
                           ----------                                  -------

Mortgage loan, secured by land and building, at Canadian bank prime rate plus 0.25% (6.5% at March 31, 2005), payable in
monthly installments of $13,960(CDN$16,750), maturing May 2006 .....  $2,311,573

Term Loan, Secured by automotive equipment, 6.65%, payable in monthly installments of $1,250(CDN$1,500), maturing in November
2006 ...............................................................      98,790

Term loan, secured by a lien on all present and future furniture, fixtures and equipment, Canadian bank prime rate plus 1% (5.25%
as at March 31, 2005), payable in monthly installments of
$17,360(CDN$20,833), maturing January 2007 .........................     377,322

Equipment financing, with interest ranging from 6.52% and 10%,
payable monthly, maturing at various dates until April 2009 ........      78,817

Term loans, payable in monthly installments of $1,600(CDN$1,921),
without interest, maturing at various dates through August 2008 ....      35,002
                                                                      ----------
Total long term debt ...............................................   2,901,504

Less amounts due within one year ...................................     427,759
                                                                      ----------
                                                                      $2,473,745
                                                                      ==========

BG Capital
----------

On January 1, 2004 the Company issued a 10%, $250,000 promissory note to BG Capital Group Bahamas Ltd., which was repaid during the quarter.

8. BANK LINE OF CREDIT

This credit facility provides for aggregate borrowing of up to approximately $2.9 million (CDN$3.5 million), including an exchange line of credit for an amount of US$250,000. The loan is secured by a first ranking lien for an amount of approximately $4.2 million (CDN$5 million) on all present and future book debts and inventories. Interest is at the Bank's Canadian prime rate plus 1% (5.25% as at March 31, 2005) and is renewable annually. The Company is required to comply with certain financial ratios under the terms of the bank loan and the term loans. As at March 31, 2005, the Company is not in compliance with one of these financial ratios. The Company is in the process of requesting a waiver form the lender, which waiver has not been provided to date. The Company anticipates being able to cure the aforementioned default, however; the Company cannot provide any assurance that the lender will waive the violation in which case, the lender would have the ability to demand immediate repayment of the loan.

9. NOTES PAYABLE AND LONG TERM DEBT

Westminster Capital Inc. Convertible Promissory Note
----------------------------------------------------

On January 7, 2005 the Company issued a $1,000,000 convertible promissory note (the "Note") paying interest at the rate of 3.9% per annum to Westminster Capital Inc. ("Westminster") in consideration of $1,000,000. Interest and principal in the Note are due January 1, 2008 subject to prepayment or conversion commencing on or after July 1, 2005. Interest and principal due on the Note are convertible into shares of common stock at a price of $.50 per share. For each share acquired upon conversion, the holder will also receive one common stock purchase warrant to purchase one share of common stock at a price of $1.50 per share at any time prior to July 1, 2008. If prior to July 1, 2005 the Company issue any stock, options, or warrants, other then certain specifically excluded securities issuances, at a price or exercise price of less than $.50 per share, the per share conversion price under the Note will be reduced to the price at which such other securities were sold. Additionally, the Note conversion price is subject to adjustment to give effect to any stock splits, stock dividends, or corporate reorganizations prior to conversion or repayment of the Note.

Barrington Bank International Limited
-------------------------------------

Effective January 26, 2005 the Company entered into a CDN$2,000,000 (approximately US$1,666,666) convertible loan agreement (the "Loan Agreement") with Barrington Bank International Limited ("Barrington Bank") with interest payable quarterly at 12% per annum during the first 12 months and 20% per annum thereafter. This obligation is subordinated to the Bank of Line of Credit and is secured by substantially all the Company's assets

The Loan Agreement provides for a prepayment penalty which specifies that in the event the Company prepays the obligation prior to its one year anniversary date, it will be obligated to pay a fee equal to the amount of additional interest that it would have paid had the obligation remained outstanding through the 1 year anniversary date. Commencing on the 6 month anniversary of the loan, Barrington Bank has the right to convert the remaining principal balance into shares of the Company's common stock at a conversion price of US$1.00 per share. The Company also issued 200,000 shares of common stock to the Lender and has agreed to register these shares within the next registration statement filed by the Company. The Company accounted for the issuance of the shares as a debt discount, which is being amortized over the term of the loan.

Manchester Consolidated Corp. Convertible Promissory Note
---------------------------------------------------------

In April 2004, the Company issued a convertible promissory note in the amount of $70,000 bearing interest at 10% per annum to Manchester Consolidated Corp. (a related party) that was repaid in February 2005.

10. REDEEMABLE PREFERRED STOCK OF SUBSIDIARY

As described in Note 13, the Company issued 1,932,000 shares of preferred stock in a wholly owned subsidiary as partial purchase consideration to the sellers of the Tecknolaser Group. The aforementioned shares are mandatorily redeemable at CDN$1.00 per share (US$0.83) at certain times through March 31, 2006 and contains certain provisions that would enable the holders to obtain up to 2.5 Series II Exchangeable Shares in the event of the Company's failure to make the cash payment. Each Series II Exchangeable shares would be convertible into the Company's common stock at the option of the holder, which could result in a substantial dilution of stockholders equity in the event of a default in addition to one share of the Company Series A Special Preferred Voting Stock.

11. COMMITMENTS AND CONTINGENCIES

Litigation with Former Officers
-------------------------------

The Company is involved in ongoing litigation as both a plaintiff and as a defendant against three former officers of Reink that arose in connection with the involuntary bankruptcy and loss of control of that former business unit. In this action the Company is seeking damages and other relief in the amount of $1,000,000. The prior officers filed a counter-suit against the Company for back wages and other costs. The Company considers the former officers claims to be without merit and is vigorously contesting their claim, however; the Company is presently unable to determine the outcome or possible range of loss, if any, with respect to this matters at the current time.

Other Litigation
----------------

On May 21, 2004, John Calzaretto instituted an action against the Company in the Superior Court of New Jersey, Law Division, Burlington County (Docket No.:
BUR-L-001259-04) seeking $25,768.50 together with interest, attorney's fees and costs of suit based upon a claim for payment for legal services rendered. The Company settled the matter for $15,000 in January 2005.

Bankruptcy of Reink USA and Liabilities of Discontinued Operations
------------------------------------------------------------------

In January, 2003 the three largest creditors (the "Petitioners") of Reink USA ("Reink") filed a petition to force Reink into Chapter 7 under the US Federal Bankruptcy Act. The Company believes that certain of the Petitioners and officers of this former business unit formed a new business that became a direct competitor of the Company.

In March 2003, Reink filed a motion to convert its case to a voluntary Chapter 11, which motion was accepted by the District of New Jersey, Federal Bankruptcy Court. However, as the case was subsequently converted from Chapter 11 "Reorganization" into Chapter 7 "Liquidation" on July 10, 2003, and a Bankruptcy Trustee was appointed to administer the estate. As a result, the Company lost control of Reink.

Reink's remaining liabilities, which consist of $2,125,341 of accounts payable and accrued expenses, are presented in the accompanying balance sheet as liabilities of discontinued operations until such time that the bankruptcy is adjudicated. The Company is unaware of any changes in the status of the Bankruptcy proceedings.

Employment Agreements
---------------------

Concurrent with the acquisition of the Tecknolaser Group, the Company's President and Chief Executive Officer resigned from his position. The vacancy in this position was immediately filled by Yvon Leveille, a former shareholder of the acquiree.

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

Consulting Agreements
---------------------

The Company entered into a series of consulting agreement with certain related and unrelated parties that are more fully described in Note 14.

12. STOCKHOLDERS' (DEFICIENCY) EQUITY

Private Placement of Equity Securities
--------------------------------------

In January 2005 the Company sold an aggregate of 2,530,000 units to 11 accredited investors (as defined under Securities Act Rule 144) at $.50 per unit or net proceeds of $1,121,000 ($1,265,000 less cash fees charged as reduction of the offering proceeds). Each unit consists of one share of common stock (the "Unit Shares") and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $1.50 per share at any time during the three year period commencing on January 31, 2005.

The Company issued 68,000 shares of its common stock and 68,000 common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock at a price of $1.50 per share at any time during the three year period commencing on January 31, 2005. In addition, the Company paid $44,000 in cash to DGM Bank & Trust Inc., the placement agent, as fees for representing the Company in the aforementioned financing transaction.

Issuance of Common Stock in Connection with Debt Financing
----------------------------------------------------------

As described in Note 9, the Company issued 200,000 shares of common stock with registration rights to Barrington Bank in accordance with the Loan Agreement.

Issuance of Common Stock as a Fee to Related Party Transaction Advisor
----------------------------------------------------------------------

In March 2005, the Company issued an aggregate of 698,500 shares of common stock to Manchester Consolidated Corp. ("Manchester") and its designees as part of the financing fee payable to Manchester for its role in arranging the acquisition of the Tecknolaser Group.

Issuance of Unit Shares in Settlement of Fees to Placement Agent
----------------------------------------------------------------

In March 2005, the Company issued 50,000 shares of common stock and 150,000 common stock purchase warrants to DGM Bank and Trust Inc. ("DGM") in satisfaction and settlement of all sums due to DGM under the June 22, 2004 Agency Agreement with DGM with respect to equity sales made by the Company during the term of the Agency Agreement that were not generated by or through DGM.

Issuance of Shares Committed in 2004
------------------------------------

In March 2005, the Company issued an aggregate of 500,000 shares of its common stock pursuant to a commitment to issue such shares to certain consultants who rendered services to the Company in 2004. The Company also issued 205,000 Units Shares to certain investors who funded their purchases during 2004. The Company accounted for the issuance of these shares as a reduction of Common Stock to be Issued.

Common Stock Purchase Warrants
------------------------------

The Company issued all warrants under the Unit Shares with registration rights agreements which stipulate that the Company will file a registration statement to register the underlying shares. The Company is not precluded from delivering restricted stock to the holders of these warrants in the event such holder elect to exercise their warrants prior to the Company causing a registration statement to be declared effective under the Securities Act. In addition, there are no provision under which the Company would be required to net cash settle any of the aforementioned instrument. Accordingly, the Company has classified the warrants as equity securities in accordance with EITF 00-19.

Adjustment to Previously Issued Unit Shares
-------------------------------------------

The Company, following the sale of Unit Shares that it consummated in January 2005, agreed to issue an additional 852,500 units to certain investors, or their designees, at no additional cost, to bring their unit cost down to $.50 per unit.

The Company has agreed to register for resale on behalf of the subscribers in this offering and DGM, the Unit Shares and Warrant Shares, including the additional Unit Shares and the Warrant Shares underlying the additional warrants issued in March 2005, and the Work Fee Shares.

Issuance of Series A Preferred Special Voting Stock
---------------------------------------------------

As described in Note 14 and note 15, the Company issued 6,500,000 shares of Series A Special Voting Preferred Stock as partial purchase consideration to the former shareholders of the Tecknolaser Group. The Series A Preferred Voting Preferred Stock is non-participating and the holder's rights allow them only to vote.

Issuance of Exchangeable Shares
-------------------------------

As described in Note 14 and note 15, the Company issued 6,500,000 Series I Exchangeable Shares of 3091503 Nova Scotia Company, an indirect subsidiary, as partial purchase consideration to the former shareholders of the Tecknolaser Group. Each Series I Exchangeable Share is convertible into one share of the Company's common stock at the option of the holder at any time. Upon issuance of any common shares of the Company, the corresponding number of Series A Preferred Special Voting will be cancelled.

Non-Employee Stock Based Compensation
-------------------------------------

In February 2005, the Company issued 100,000 stock options with an exercise price of $1.55 per share to Agora Investor Relations Corp. ("Agora") pursuant to our February 1, 2005 Investor Relations Agreement with Agora. The options are exercisable, upon vesting, during the two year period commencing February 1, 2006. The Company is recording a charge of $111,993 equally over the 4 quarters ($27,998 each quarter) to amortize the cost of the options under the contract.

Grants of Stock Options to Employees and Directors
--------------------------------------------------

Pursuant to the Share Purchase Agreement described in Note 14, the Company agreed to issue an aggregate of 300,000 non-statutory stock options under its 2000 Stock Option Plan to certain employees of the Tecknolaser group. The options granted to each employee have a maximum term of 10 years and vest in equal amounts, each equal to 1/3 of the total number of options granted to the employee, on each of the first, second and third anniversaries of the date of grant.

The Company granted 244,500 and 110,000 stock options, exercisable at $1.57 and $1.06 per share, respectively (the quoted market prices) during the quarter ended March 31, 2005. Such grants include 244,500 options to certain employees of Tecknolaser Group, and 110,000 to the three independent members of the board of directors. The options vest over a period of three years.

Equity Purchase Commitment
--------------------------

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

13. ACQUISITION OF THE TECKNOLASER GROUP

Description of Transaction
--------------------------

Effective January 2, 2005, the Company entered into a Share Purchase Agreement (the "Share Purchase Agreement") among Adsero Corp, YAC Corp. ("YAC"), Teckn-O-Laser Company ("TOL Canada"), 3091503 Nova Scotia Company ("Acquiror"), and Teckn-O-Laser Global Company ("Acquiree"), 3091732 Nova Scotia Company ("Callco"), and the shareholders of Acquiree (the "Acquiree Shareholders"). TOL Canada is a wholly owned subsidiary of Acquiree. YAC is a wholly owned subsidiary of the Company. Callco is a wholly owned subsidiary of YAC. Acquiror is a wholly owned subsidiary of Callco.

Pursuant to the Share Purchase Agreement, The Company acquired through its subsidiary Acquiror, all of the issued and outstanding capital stock of Acquiree, effectively the Tecknolaser Group. The Teckn-O-Laser group manufacturers and distributes imaging products, including remanufactured toner cartridges and remanufactured inkjet cartridges.

The Company acquired the Tecknolaser Group to establish a platform that would enable it to penetrate the imaging consumables market and to position itself to acquire other high potential businesses in the same market segment. The accompanying statement if operations for the quarter ended March 31, 2005 includes the results of the Technolaser Group for the period of January 2, 2005 through March 31, 2005.

The aggregate purchase price that the Company paid for its acquisition of the Tecknolaser Group amounted to $8,374,652, including cash of $1,894,598 6,500,000 Acquiror Series I Exchangeable Shares in the Acquiror Subsidiary with a fair value of $3,250,000, 1,932,000 shares of preferred stock in the Acquiror Subsidiary which are mandatorily redeemable for $1,570,732 (Note 10) and transaction fees amounting to $1,659,322.

The cash component of the purchase consideration includes a $1,265,656 (contractual amount of CDN$1,500,000) advance that the Company made to the Acquiree shareholders for them to acquire certain shares of stock from a third party so that at closing, the Acquiree Shareholders would own all the capital stock of Acquiree. The advance, which was not required to be repaid upon closing, became part of the purchase consideration that the Company paid to the Acquiree shareholders.

Pursuant to a Lock-Up Agreement dated as of January 2, 2005, 6,000,000 of the Series I Exchangeable Shares are subject to provisions that restrict the subsequent sale, transfer, or disposal of a corresponding number of the Company's common shares that will be issued to the holders of the Acquiror Series I Exchangeable Shares upon exchange thereof.

In addition, the Company issued 6,500,000 shares of its newly created Series A Preferred Special Voting Stock (the "Series A Preferred Stock") for each Acquiror Series I Exchangeable Share owned. Shares of The Company's Series A Preferred Stock have the right to vote on all matters submitted to the vote of The Company's common shareholders on the basis of one vote for each share held.

Transaction fees include an aggregate of $640,800 in cash and common stock paid to Manchester Consolidated Corp., a related party pursuant to a consulting services agreement. The cash portion of the fee amounted to $291,550 and the stock portion includes 698,500 shares with an aggregate fair value amounting to $349,250.

A summary of the allocation of the purchase price to the fair value of assets acquired and liabilities assumed, in accordance with SFAS 141 "Business Combinations", is as follows:

         Cash ...........................................   $    38,348
         Other current assets ...........................     8,194,656
         Property, plant and equipment ..................     4,627,685
         Other assets ...................................       234,790
                                                            -----------

            Fair value of assets acquired ...............    13,095,479
                                                            -----------

         Accounts payable and accrued expenses ..........     6,097,230
         Secured obligations and long term debt .........     6,182,174
                                                            -----------

            Fair value of liabilities assumed ...........    12,279,404
                                                            -----------
               Fair value of identifiable net tangible
               assets acquired ..........................       816,075

         Trademarks (estimated life of 15 years,
         amortized on a straight line basis) ............       500,000

         Goodwill .......................................     7,058,577
                                                            -----------

               Total Purchase Price .....................   $ 8,374,652
                                                            ===========

The allocation of the purchase price is preliminary and was prepared by management using estimates and assumptions that management believes are reasonable in the circumstances. The Company intends to commission a formal valuation study, which study could result in changes to the allocation of the purchase price and the determination of the fair value of the assets acquired and liabilities assumed and the amount of any excess that could be assigned to amortizable intangibles.

The Share Purchase Agreement also provides for the Company to pay the following additional consideration (the "Contingent Consideration") to the Acquiree shareholder at future dates, contingent upon the attainment of certain performance targets described below.

              Date                                 Amount

         March 26, 2006           $2,182,000 (approximately US $1,817,606)

         March 31, 2007           $1,000,000 (approximately US$833,333)

         March 31, 2008           $1,000,000 (approximately US$833,333)

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

The following table provides unaudited pro-forma results of operations and loss per share data for the quarter ended March 31, 2004 as if the Tecknolaser Group had been acquired on January 1, 2004.

         Revenues ....................................     $ 7,186,000
             Cost of goods sold ......................       5,818,000
                                                           -----------
         Gross profit ................................       1,368,000
         Operating expenses
             Selling General & Administration ........       1,310,023
             Conversion of debt expense ..............         627,340
             Depreciation and amortization ...........         209,000
                                                           -----------
             Total operating expenses ................       2,146,363
                                                           -----------
         Loss from operations ........................        (778,363)
             Interest expense ........................         184,810
                                                           -----------
         Loss before income taxes ....................        (963,173)
             Income taxes ............................         (66,000)
                                                           -----------
         Net Loss ....................................     $  (897,173)
                                                           -----------
         Net Loss per share - basic ..................     $     (0.19)
         Net Loss per share - diluted ................     $     (0.19)

Share Voting, Support and Exchange Agreements
---------------------------------------------

Series I Exchangeable Share Voting, Support and Exchange Agreement
------------------------------------------------------------------

Subject to the terms of a Series I Exchangeable Share Voting, Support and Exchange Agreement, dated as of January 2, 2005 (the "Series I Support Agreement"), among us, YAC, Callco, Acquiror and the Acquiree Shareholders holding Series I Exchangeable Shares of Acquiror (the "Holders"), the holders of Acquiror Series I Exchangeable Shares have the option of converting any Post Closing Payments due to them into Acquiror Series I Exchangeable Shares at a conversion rate calculated by dividing the dollar amount of any converted payments by an amount representing the greater of:

US$1.00 converted to CDN dollars; or 80% of the average closing price of the Company's common stock converted to CDN dollars for the twenty trading days immediately preceding the date on which an Acquiree Shareholder provides a notice of conversion to Acquiree.

All Holders of Acquiror Series I Exchangeable Shares were issued one share of The Company's newly created Series A Preferred Special Voting Stock (the "Series A Preferred Stock") for each Acquiror Series I Exchangeable Share owned. Shares of The Company's Series A Preferred Stock have the right to vote on all matters submitted to the vote of The Company's common shareholders on the basis of one vote for each share held. The Series A Preferred Stock is non-transferable, other than upon sale or exchange on disposition of the corresponding Acquiror Series I Exchangeable Shares, which triggers a requirement for the holder to deliver a like number of shares of Series A Preferred Stock to us for cancellation. The Series I Support Agreement also contains provisions that grant Callco the right, exercisable upon the occurrence of certain events, including the proposed dissolution or liquidation of Acquiror or a prior retraction request by the Holder, to require the Holders to sell their Series I Exchangeable Shares to Callco. Similarly, the Series I Support Agreement grants the Holder the right to require Callco to purchase from the Holder all or any part of the holder's Acquiror Series I Exchangeable Shares upon certain events including the institution by Acquiror of any proceeding to be adjudicated a bankrupt or insolvent or to be dissolved or wound up. The Series I Support Agreement further provides for automatic exchange upon the sale of all or substantially all of the Company's assets, or upon the Company's liquidation or dissolution. The Series I Support Agreement further provides that so long as any Acquiror Series I Exchangeable Shares are issued and outstanding, that the Company and its subsidiaries cannot declare or pay a dividend on the Company's respective common stocks unless an equivalent dividends is declared or paid, as the case may be, on the Series I Exchangeable Shares.

Preferred Share Purchase and Support Agreement
----------------------------------------------

Subject to the terms of a Preferred Share Purchase and Support Agreement, dated as of January 2, 2005 (the "Preferred Share Support Agreement"), among us, YAC, Callco, Acquiror and the Acquiree Shareholders holding Acquiror Preferred Shares, and subject to Callco's right (the "Retraction Call Right"), exercisable upon the occurrence of certain events to require the Holders of Acquiror Preferred Shares to sell such shares to Callco, the Acquiree Shareholders, as Holders of Acquiror Preferred Shares, have the rights set forth in Schedule A of the Preferred Share Support Agreement. Dividends are not payable on the Acquiror Preferred Shares but as long as they are outstanding, Acquiror cannot, without the approval of the holders of the Acquiror Preferred Shares, pay any dividends on Acquiror's common shares or redeem or purchase or make any capital distributions in respect of any Acquiror common shares. Holders of Acquiror Preferred Shares are entitled to a specially designated right, subject to the exercise of the Retraction Call Right by Callco and compliance with other terms of the Preferred Share Support Agreement, to require Acquiror to redeem their Acquiror Preferred Shares at a price of CDN$1.00 per share at specified times. The times at which holders of Acquiror Preferred Shares may make such requests are as follows:

September 1, 2005: 750,000 Acquiror Preferred Shares;
September 30, 2005: 443,250 Acquiror Preferred Shares;
December 31, 2005: 443,250 Acquiror Preferred Shares; and
March 31, 2006: 295,500 Acquiror Preferred Shares.

In the event Acquiror fails or neglects to redeem the Acquiror Preferred Shares for CDN$1.00 as required by the Preferred Share Support Agreement, Acquiror shall redeem such Acquiror Preferred Shares by issuing to the Holders thereof
2.5 Series II Exchangeable Shares of Acquiror for each Acquiror Preferred Shares so redeemed.

Series II Exchangeable Share Voting, Support and Exchange Agreement
-------------------------------------------------------------------

Subject to the terms of a Series II Exchangeable Share Voting, Support and Exchange Agreement, dated as of January 2, 2005 (the "Series II Support Agreement") among the Company, YAC, Callco, Acquiror and the Acquiree ShareHolders holding Series II Exchangeable Shares of Acquiror (the "Acquiror Series II Exchangeable Shares"), the Holders of the Acquiror Series II Exchangeable Shares have the option ( subject to the right of Callco (the "Retraction Call Right") exercisable upon the occurrence of certain events to require the Holders to sell their Acquiror Series II Exchangeable Shares to Callco) to require Acquiror to redeem any or all of the Holders's Acquiror Series II Exchangeable Shares at a price equal to:

the then current market price for one share of the Company's common stock which is payable by the delivery of one (1) share of the Company's common stock; plus the amount of all cash dividends declared and unpaid by us on the Company's common stock at the effective time of such action; plus the amount of all declared and unpaid non-cash dividends or other distributions by us on the Company's common stock at the effective time of such action.

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

14. CONSULTING AGREEMENTS

Westminster Capital Corp.
-------------------------

In January 2005, the Company entered into a 3 year consulting agreement with Westminster Capital Inc., a shareholder, to provide various services to the Company. The Company issued 300,000 shares in exchange for the services.

Gregory Belzberg
----------------

In January 2005, the Company entered into a 3 year consulting agreement with Gregory Belzberg, a shareholder, to provide various services to the Company. The Company issued 50,000 shares in exchange for the services.

6327214 Canada Inc. (A Related Party)
-------------------------------------

In January 2005, the Company executed a consulting agreement with 6327214 Canada Inc., a company owned by William Smith, the Companies CFO, to provide consulting services to the Company. 6327214 Canada Inc. is paid approximately $11,500 per month based on invoicing to the Company. In addition, the Company covers all business related expenses incurred by 6327214 Canada Inc. while delivering the consulting services. This agreement continues until terminated and can be terminated by the Company upon 10 months written notice. At the same time the existing agreement with Manchester Administrative Services providing consulting services was terminated. No expense was charged during the quarter related to this contract.

Agora Investor Relations Corp.
------------------------------

Effective February 1, 2005 the Company entered into a 1 year Investor Relations Agreement with Agora Investor Relations Corp., an Ontario, Canada corporation ("Agora") pursuant to which Agora provides shareholder services and, subject to compliance with applicable laws, rules and regulation, other services intended to raise public awareness of the Company's business. In consideration of such services, the Company are paying Agora monthly compensation of CDN$2,750 (approximately US$2,300) and have issued to Agora 100,000 stock options, each to purchase one share of the Company's common stock, at a price of $1.55 per share.

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

Stockgroup Media Inc.
---------------------

Effective February 1, 2005 the Company entered into a 1 year Investor Relations Agreement with Stockgroup Media Inc., a Canadian corporation ("Stockgroup") pursuant to which Stockgroup provides shareholder services and, subject to compliance with applicable laws, rules and regulations, other services intended to raise public awareness of the Company's business. In consideration of such services, the Company are paying Stockgroup monthly compensation of CDN$2,250 (approximately US$1,920).

15. PROPOSED FINANCING AND ACQUISITION TRANSACTIONS

Proposed Private Placement of Subordinated Notes
------------------------------------------------

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

Proposed Acquisition
--------------------

In April 2005, we made a tentative offer to management of Turbon AG ("Turbon"), to acquire all the outstanding shares of Turbon, a leading global imaging supply company publicly traded on the Frankfurt stock exchange. The aggregate offering price, pursuant to the offer, is approximately US$50.8 million in cash. The Turbon Executive Board has agreed to meet with us to discuss the details of our offer as well as the planned role and significance of Turbon within the combined entity in the event the acquisition is accomplished. If amenable to our offer, Turbon's Executive Board will provide its recommendation to Turbon's shareholders. The completion and closing of this transaction will be subject to certain conditions, including but not limited to, completion of due diligence, raising of the necessary funds to close the transaction, and the approval of Turbon's shareholders. No assurance can be given that the acquisition will be completed or, if completed, the actual terms thereof.

ITEM 2.  PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Report.

As of March 31, 2005, we had a working capital deficiency of approximately $4,400,000 (including approximately $2,100,000 related to the discontinued operation leaving a net working capital deficiency of approximately $2,300,000).

The independent registered public accounting firm's report on our financial statements for the year ended December 31, 2004 contains an explanatory paragraph that expresses doubt about our ability to continue as a going concern. Subsequent to year end we raised $1,165,000 additional equity and entered into a loan agreement for CDN$2 million with Barrington Bank International Limited. These financings allowed us, in January 2005, to acquire 100% of an existing business ("Teckn-O-Laser") within the imaging consumables segment which remanufactures laser toner printer cartridges .

Teckn-O-Laser Share Purchase Agreement
--------------------------------------

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

Subject to the terms of a Preferred Share Purchase and Support Agreement, dated as of January 2, 2005 (the "Preferred Share Support Agreement"), among us, YAC, Callco, Acquiror and the Acquiree Shareholders holding Acquiror Preferred Shares, and subject to Callco's right (the "Retraction Call Right"), exercisable upon the occurrence of certain events to require the Holders of Acquiror Preferred Shares to sell such shares to Callco, the Acquiree Shareholders, as Holders of Acquiror Preferred Shares, have the rights set forth in Schedule A of the Preferred Share Support Agreement. Dividends are not payable on the Acquiror Preferred Shares but as long as they are outstanding, Acquiror cannot, without the approval of the holders of the Acquiror Preferred Shares, pay any dividends on Acquiror's common shares or redeem or purchase or make any capital distributions in respect of any Acquiror common shares. Holders of Acquiror Preferred Shares are entitled, subject to the exercise of the Retraction Call Right by Callco and compliance with other terms of the Preferred Share Support Agreement, to require Acquiror to redeem their Acquiror Preferred Shares at a price of CDN$1.00 per share at specified times. The times at which holders of Acquiror Preferred Shares may make such requests are as follows:

o September 1, 2005: 750,000 Acquiror Preferred Shares;
o September 30, 2005: 443,250 Acquiror Preferred Shares;
o December 31, 2005: 443,250 Acquiror Preferred Shares; and
o March 31, 2006 : 295,500 Acquiror Preferred Shares.

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

All Holders of Acquiror Series II Exchangeable Shares receive one share of our Series A Preferred Stock for each of their Acquiror Series II Exchangeable Shares. Contemporaneously with the completion of any transaction pursuant to which any Acquiror Series II Exchangeable Shares held by a Holder are retracted, redeemed, purchased or exchanged, such Holder shall surrender to us a like number of shares of Series A Preferred Stock for cancellation. Holders of Acquiror Series II Exchangeable Shares are entitled to receive dividends on such shares at the times and in the amounts of any dividends declared by us on our common stock. The Series II Support Agreement also places limitations on Acquiror's ability to pay dividends on its common stock while shares of Acquiror Series II Exchangeable Shares are issued and outstanding. The Series II Support Agreement grants the Holders the right to require Callco to purchase from the Holders all or any part of the Holders' Acquiror Series II Exchangeable Shares upon certain events including the institution by Acquiror of any proceeding to be adjudicated a bankrupt or insolvent or to be dissolved or wound up. The Series II Support Agreement further provides for automatic exchange upon our liquidation or dissolution or upon the sale of all or substantially all of our assets.

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

In April 2005, we made a tentative offer to management of Turbon AG ("Turbon"), to acquire all the outstanding shares of Turbon, a leading global imaging supply company publicly traded on the Frankfurt stock exchange. The aggregate offering price, pursuant to the offer, is approximately US$50.8 million in cash. The Turbon Executive Board has agreed to meet with us to discuss the details of our offer as well as the planned role and significance of Turbon within the combined entity in the event the acquisition is accomplished. If amenable to our offer, Turbon's Executive Board will provide its recommendation to Turbon's shareholders. The completion and closing of this transaction will be subject to certain conditions, including but not limited to, completion of due diligence, raising of the necessary funds to close the transaction, and the approval of Turbon's shareholders. No assurance can be given that the acquisition will be completed or, if completed, the actual terms thereof.

Except as provided herein, we have no present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except as noted herein, we know of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way. We have no material commitments for capital expenditures. We know of no material trends, favorable or unfavorable, in our capital resources. As a result of the acquisition we own plant and equipment related to the re-manufacture of laser toner printer cartridges in Sainte Julie, Quebec. We also conduct product research and development at this location. During its 2003 and 2004 fiscal years ended April 30, 2003 and April 30, 2004, respectively, Teckn-O-Laser spent approximately $395,833 (approximately CDN$475,0000) and $280,000 (approximately CDN$336,000)
on research and development. We anticipate spending approximately $350,000 on research and development during 2005. We have 232 employees as a result of the acquisition. We anticipate we will need approximately $3 million in additional financing through a combination of debt and equity to finance our growth plans during the next 12 months. In the event, we reach an agreement with Turbon AG and its shareholders for us to acquire Turbon AG, our financing requirements will be significantly higher.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS

As of the end of the period covered by this Quarterly Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13-d-15(e) and 15d-15(e)). Based upon that evaluation and the material weakness described below, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB our disclosure controls and procedures were adequate to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

OFFICERS' CERTIFICATIONS

Appearing as exhibits to this Quarterly Report are "Certifications" of the CEO and the CEO. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This section of the Quarterly Report contains information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 ("Exchange Act"), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Our company is not an accelerated filer (as defined in the Securities Exchange
Act) and is not required to deliver management's report on internal control over our financial reporting until our fiscal year ended December 31, 2006. Nevertheless, we identified a certain matter during our evaluation of controls during the fourth quarter of 2005 that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No.2) in our internal controls over financial reporting which we believe has been remediated.

The material weakness we identified during the fourth quarter of 2004 related to our limited segregation of duties, which at the time was attributable to the small number of employees who had principal responsibility for processing financial information. In January 2005 we completed our acquisition of Techn-O-Laser, which has a more formalized reporting structure. We believe that the acquisition enabled us to take corrective action by transferring all of our financial reporting processes to Tecknolaser's finance department.

Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In May and June 2004 we sold an aggregate of 205,000 units to 3 persons at $1.00 per unit or $205,000 in the aggregate. Each unit consists of one share of our common stock and one common stock purchase warrant. Each warrant, as amended, entitles the holder to purchase one share of our common stock at a price of $1.50 per share at any time during the three year period that commenced on the subscription date. In January 2005 in connection with a related unit offering, the proceeds of which were also to be utilized towards the funding of the acquisition, it became apparent that our unit pricing was too high and that our units of the type sold in May and June 2004 should be sold at $.50 per unit rather than $1.00 per unit. Consequently, in January 2005 we agreed to issue an additional 205,000 units to the investors, at no additional cost, to bring their unit cost down to $.50 per unit. Both the original 205,000 units and the additional units were issued in March 2005.

During the period July 2004 through October 2004 we sold an aggregate of 647,500 Special Warrants to 18 persons at $1.00 per unit or $647,500 on an aggregate basis. In connection with the offering, we also issued 64,750 Special Warrants to the placement agent. Each Special Warrant was exercisable without additional consideration to receive a Class A unit consisting of one share of our common stock and one common stock purchase warrant. Each of these warrants, as amended, entitles the holder to purchase one share of our common stock at $1.50 per share at any time during the three year period that commenced on September 27, 2004. Effective October 27, 2004, all of the Special Warrants were exercised resulting in our issuance of 712,250 shares and 712,250 warrants. Pursuant to the offering we were also obligated to pay a 100,000 share work fee to the placement agent, which was paid in March 2005. In January 2005, in connection with a related unit offering, the proceeds of which were also to be utilized for the funding of the acquisition, it became apparent that our unit pricing was too high and that our units of the type underlying the Special Warrants sold in this offering should be sold at $.50 per unit rather than $1.00 per unit. Consequently, in January 2005 we agreed to issue an additional 647,500 units to the offering subscribers, or their designees, at no additional cost, to bring their unit cost down to $.50 per unit. The additional units were issued in March 2005.

In January 2005 we sold an aggregate of 2,330,000 units to 10 persons at $.50 per unit or $1,165,000 on an aggregate basis. Each unit consists of one share of our common stock (the "Unit Shares") and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of our common stock at a price of $1.50 per share at any time during the three year period commencing on January 31, 2005. In connection with these sales we were also obligated to issue 68,000 units to DGM Bank & Trust Inc. as a commission with respect to sales of 680,000 units made through them in the offering (the "DGM Units"). 2,210,000 of the Unit Shares and 56,000 shares comprising part of the DGM Units were issued in March 2005. The remaining 120,000 Unit Shares and 12,000 shares comprising part of the DGM Units were issued in May 2005.

On January 7, 2005 we issued a $1,000,000 convertible promissory note (the "Note") paying interest at the rate of 3.9% per annum to Westminster Capital Inc. ("Westminster") in consideration of $1,000,000. Interest and principal in the Note are due January 1, 2008 subject to prepayment or conversion commencing on or after July 1, 2005. Interest and principal due on the Note are convertible into shares of our common stock at a price of $.50 per share. For each share acquired upon conversion, the holder will also receive one common stock purchase warrant to purchase one share of our common stock at a price of $1.50 per share at any time prior to July 1, 2008. If prior to July 1, 2005 we issue any stock, options, or warrants, other then certain specifically excluded securities issuances, at a price or exercise price of less than $.50 per share, the per share conversion price under the Note will be reduced to the price at which such other securities were sold. Additionally, the Note conversion price is subject to adjustment to give effect to any stock splits, stock dividends, or corporate reorganizations by us prior to conversion or repayment of the Note.

Effective January 31, 2005 in connection with the Teckn-O-Laser acquisition, 3091503 Nova Scotia Company, an indirect subsidiary of ours, issued an aggregate of 6,500,000 Series I Exchangeable Shares to the former shareholders of Teckn-O-Laser , each of which is convertible into one share of our common stock. In the same transaction, we issued an aggregate of 6,500,000 shares of our Series A Special Voting Preferred Stock to the holders of the Series I Exchangeable Shares.

Effective January 31, 2005, in connection with the Teckn-O-Laser acquisition we issued an aggregate of 244,500 options to 12 Teckn-O-Laser employees with an exercise price of $1.57 per share.

Effective January 31, 2005 in connection with the Barrington Bank International Limited Loan Agreement we issued 200,000 shares of our common stock to Barrington Bank International Limited ("Barrington").

In March 2005 we issued an aggregate of 698,500 shares of our common stock to Manchester Consolidated Corp. ("Manchester") and its designees as part of the financing fee payable to Manchester for its role in arranging the Teckn-O-Laser acquisition. 538,500 of these shares were issued directly to Manchester.

In February 2005, we issued 100,000 stock options with an exercise price of $1.55 per share to Agora Investor Relations Corp. ("Agora") pursuant to our February 1, 2005 Investor Relations Agreement with Agora. The options are exercisable, upon vesting, during the two year period commencing February 1, 2006.

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

In January, 2005 we sold 200,000 units to 1 person at $.50 per unit or $100,000 on an aggregate basis. Each unit consists of one share of our common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of our common stock at a price of $1.50 per share at any time during the three year period commencing on January, 2005. The shares comprising part of the units were issued in May 2005.

All of the foregoing issuances were made in reliance on Section 4(2) or Regulation S of the Securities Act of 1933, as amended.

ITEM 5.  OTHER INFORMATION

Effective April 19, 2005 we executed a Guarantee Agreement with National Bank of Canada in which we guaranteed the payment of all present and future obligations of our subsidiary, Teckn-O-Laser Company, to National Bank of Canada in the form of principal, interest, and costs, up to a maximum amount of CDN$ 5,000,000.

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

31.1              Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal
                  Executive Officer

31.2              Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal
                  Financial Officer

32.1              Rule 1350 Certification of Chief Executive Officer

32.2              Rule 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K

On February 4, 2005 we filed a Current Report on Form 8-K dated January 31, 2005. In Item 2.01 "Completion of Acquisition or Disposition of Assets" we discussed our acquisition of Teckn-O-Laser Global Company. In Item 5.02 "Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers" we discussed changes in Executive Officers and Directors related to the acquisition. In Item 9.01(c) "Exhibits" we provided documents related to the acquisition.

No other reports on Form 8K were filed by us during the quarter ended March 31, 2005.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: May 24, 2005            Adsero Corporation

                                        By: /s/ William Smith
                                            -----------------
                                        William Smith
                                        Secretary, Treasurer, Chief Financial
                                        Officer