Form 10QSB
period 2005-06-30
ADSERO CORP
filed 2005-08-24
CIK 1103544

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

                  For the quarterly period ended June 30, 2005

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


         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of the Registrant's common stock outstanding at August 5, 2005, was 17,241,975.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

================================================================================

                               ADSERO CORPORATION
                  JUNE 30, 2005 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

         Special Note Regarding Forward Looking Statements ....................3



                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements .................................................4

Item 2.  Plan of Operation....................................................25

Item 3   Controls and Procedures..............................................26



                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings....................................................26

Item 2.  Changes in Securities and Use of Proceeds............................27

Item 5.  Other Information....................................................28

Item 6.  Exhibits.............................................................31

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, discusses financial projections, information or expectations about our products or markets, proposed financing and acquisition activities, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS                                               PAGE
                                                                            ----

         Condensed Consolidated Balance Sheet as of
         June 30, 2005 (unaudited)                                             5

         Condensed Consolidated Statements of Operations for the
         three and six months ended June 30, 2005 and 2004 (unaudited)         6

         Condensed Consolidated Statements of Cash Flows for the
         six months ended June 30, 2005 and 2004 (unaudited)                   7

         Notes to Condensed Consolidated Financial Statements (unaudited)   8-24

                          ADSERO CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (unaudited)

                                     ASSETS
                                     ------
CURRENT ASSETS

   Cash .........................................................  $     57,612
   Accounts receivable, net .....................................     3,415,822
   Inventories ..................................................     3,212,493
   Income taxes receivable ......................................       146,123
   Prepaid expenses .............................................       742,802
   Deferred income taxes ........................................       338,645
                                                                   ------------

      TOTAL CURRENT ASSETS ......................................     7,913,497

   Property, plant and equipment, net ...........................     4,433,915
   Trademarks ...................................................       491,667
   Investment in prospective acquire ............................     1,001,000
   Goodwill .....................................................     7,143,519
   Other assets .................................................        50,612
                                                                   ------------

      Total Assets ..............................................  $ 21,034,210
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES

   Line of credit obligation ....................................  $  2,544,198
   Installment loans.............................................       417,279
   Accounts payable .............................................     3,070,003
   Salaries and Benefits ........................................       656,313
   Warranties  and related Accruals .............................       293,635
   Accrued expenses .............................................     1,235,670
   Convertible Note  ............................................     1,001,000
   Liabilities of discontinued operation ........................     2,125,341
   Notes payable - Related Parties (including accrued interest
      of $66,495) ...............................................       172,988
   Redeemable preferred stock of subsidiary .....................     1,570,732
   Current portion of long-term debt ............................     2,256,854
                                                                   ------------
      TOTAL CURRENT LIABILITIES .................................    15,344,013

   Long-term debt, less current portion .........................        63,231
   Convertible promissory note ..................................     1,540,453
   Convertible note .............................................     1,000,000
   Deferred income taxes ........................................       264,403
                                                                   ------------
      Total Liabilities .........................................    18,212,100
                                                                   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value, 100,000,000 shares authorized,
      17,241,975 shares issued and outstanding ..................        17,243
   Series I exchangeable shares of subsidiary, 6,500,000 shares outstanding, exchangeable one for one into common shares of
      the company ...............................................     3,250,000
   Preferred Stock, $.0001 par value, 20,000,000 shares
      authorized, 6,500,000 issued and outstanding ..............           650
   Additional paid-in-capital ...................................    11,206,746
   Accumulated other comprehensive income - Foreign currency
      translation adjustment.....................................        68,371
   Deferred compensation ........................................       (55,997)
   Accumulated deficit ..........................................   (11,664,903)
                                                                   ------------
      TOTAL STOCKHOLDERS' EQUITY ................................     2,822,110
                                                                   ------------

      Total Liabilities and Stockholders' Equity ................  $ 21,034,210
                                                                   ============

            See notes to condensed consolidated financial statements

                                           ADSERO CORP. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (unaudited)

                                              Three Months Ended                       Six Months Ended
                                              ------------------                       ----------------
                                       June 30, 2005       June 30, 2004       June 30, 2005       June 30, 2004
                                       -------------       -------------       -------------       -------------
                                                        (development stage)                     (development stage)
                                                        -------------------                     -------------------
REVENUES .........................     $  6,328,742        $          -        $ 13,746,420        $          -

COST OF GOODS SOLD ...............        4,465,272                   -           9,896,151                   -
                                       ------------        ------------        ------------        ------------
   GROSS PROFIT ..................        1,863,470                   -           3,850,269                   -
                                       ------------        ------------        ------------        ------------

OPERATING EXPENSES
   Salaries (including stock based
     compensation) ...............          787,165                   -           1,577,247
   Selling and Administrative ....          767,015             231,091           1,354,426             286,114
   Conversion of debt ............                -                   -                   -             627,340
   Depreciation and amortization .          105,876                   -             236,753                   -
                                       ------------        ------------        ------------        ------------
   TOTAL OPERATING EXPENSES ......        1,660,056             231,091           3,168,426             913,454
                                       ------------        ------------        ------------        ------------

INCOME (LOSS) FROM OPERATIONS ....          203,414            (231,091)            681,843            (913,454)

   INTEREST EXPENSE ..............          173,175              14,050             288,981              27,860
                                       ------------        ------------        ------------        ------------

INCOME (LOSS) BEFORE INCOME TAXES            30,239            (245,141)            392,862            (941,314)

   INCOME TAXES ..................           11,188                   -              68,794                   -
                                       ------------        ------------        ------------        ------------

NET INCOME (LOSS) ................     $     19,051        $   (245,141)       $    324,068        $   (941,314)
                                       ============        ============        ============        ============

EARNINGS (LOSS) PER SHARE

NET INCOME (LOSS) PER SHARE,
   BASIC .........................     $       0.00        $      (0.02)       $       0.02        $      (0.12)
                                       ============        ============        ============        ============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING ............       17,241,975          10,925,755          16,366,308           7,699,421
                                       ============        ============        ============        ============

NET INCOME (LOSS) PER SHARE,
   DILUTED .......................     $       0.00        $      (0.02)       $       0.01        $      (0.12)
                                       ============        ============        ============        ============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING ............       27,582,428          10,925,755          26,706,751           7,699,421
                                       ============        ============        ============        ============

                              See notes to condensed consolidated financial statements

                                                         6

                                           ADSERO CORP. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)

                                                                                       Six Months Ended
                                                                                       ----------------
                                                                               June 30, 2005       June 30, 2004
                                                                               -------------       -------------
                                                                                                (development stage)
                                                                                                -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net Income (Loss) ................................................       $    324,068        $   (941,314)
                                                                               ------------        ------------

   Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization ....................................            228,337                   -
      Bad debt expenses  ...............................................             46,113                   -
      Inventory reserve.................................................            155,051                   -
      Deferred income taxes............................... .............             (1,494)                  -
      Stock based compensation .........................................             55,997                   -
      Non-cash interest expense ........................................                  -              25,125
      Conversion expense re notes payable ..............................                  -             627,340
   Changes in operating assets and liabilities:
      Accounts receivable ..............................................            359,297                   -
      Inventories ......................................................           (38,629)                   -
      Prepaid expenses and other assets ................................           (646,048)                  -
      Accounts payable and accrued expenses ............................           (933,476)               (608)
      Income taxes receivable ..........................................            639,374                   -
                                                                               ------------        ------------
         Total Adjustments .............................................           (135,478)            651,857
                                                                               ------------        ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ....................            188,590            (289,457)
                                                                               ------------        ------------

CASH FLOWS USED IN INVESTING ACTIVITIES

      Investment in prospective acquire ................................         (1,001,000)                  -
      Acquisition of business, net of cash received ....................         (3,131,860)                  -
      Purchase of fixed assets .........................................            (26,236)                  -
      Deferred acquisition costs .......................................            (32,451)                  -
                                                                               ------------        ------------
NET CASH FROM INVESTING FINANCING ACTIVITIES ...........................         (4,191,547)                  -
                                                                               ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Repayment of notes payable to related parties ....................            (76,079)                  -
      Long term debt ...................................................           (270,652)                  -
      Bank loan ........................................................           (124,075)                  -
      Common stock issued for cash, net of offering expenses ...........          1,231,000                   -
      Proceeds from issuance of convertible notes ......................          2,540,453              70,075
      Proceeds from issuance of notes payable ..........................          1,001,000             205,000
      Proceeds (repayments) of loan payable ............................           (275,000)             52,500
                                                                               ------------        ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..............................          4,026,647             327,575
                                                                               ------------        ------------

EFFECT OF EXCHANGE RATE ON CASH ........................................           (127,778)                  -

NET INCREASE (DECREASE) IN CASH ........................................           (104,088)             38,118

CASH AT BEGINNING OF PERIOD ............................................            161,700                 444
                                                                               ------------        ------------

CASH AT END OF PERIOD ..................................................       $     57,612        $     38,562
                                                                               ============        ============

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES

      ACQUISITION OF BUSINESS

      Assets acquired ..................................................       $ 13,095,479                   -
      Costs in excess of net assets acquired ...........................          7,643,519                   -
      Liabilities assumed ..............................................        (12,364,346)                  -
      Stock based purchase consideration ...............................         (3,250,000)                  -
      Redeemable preferred stock issued as purchase consideration ......         (1,570,732)                  -
      Non cash expenses ................................................           (383,712)                  -
      Cash received at closing .........................................            (38,348)                  -
                                                                               ------------        ------------

      Net cash paid for acquisition of business ........................       $  3,131,860                   -
                                                                               ============        ============

                              See notes to condensed consolidated financial statements

                                                         7

                          ADSERO CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (unaudited)

1. BASIS OF INTERIM FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and the instructions of Form 10-QSB. It is management's opinion that these statements include all adjustments, consisting of only normal recurring adjustments considered necessary to make the financial position, results of operations, and cash flows not misleading as of June 30, 2005 and for all periods presented.

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

As described below, the Company completed its acquisition of the Tecknolaser group effective January 2, 2005, which investee has a marketable product and established revenue and customer bases. Accordingly, the Company no longer considers itself to be a development stage enterprise effective January 2, 2005.

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

At June 30, 2005, the Company had a working capital deficiency of $7,430,516 and was not in compliance with certain covenants under its line of credit obligation described in Note 9 and certain of its term loans. The lender under these obligation has the right to demand immediate repayment of the loans due to this event of default. The exercise of this right and the requirement to immediately repay the outstanding balance, which amounts to an aggregate of $2,961,477 at June 30, 2005, would have a material adverse effect on the business. There can be no assurance that the lender under these obligation will provide the Company with a waiver of this breach of covenant.

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

Revenue Recognition
-------------------

The Company applies the revenue recognition principles set forth in Securities and Exchange Commission Staff Accounting Bulletin ("SAB") 104 "Revenue Recognition" with respect to all of its revenue. Accordingly, the Company records revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor's fee is fixed or determinable, and (iv) collectability is probable. The Company requires all of its product sales to be supported by evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms, payment terms (generally 30 days) and refund policy, if any. Selling prices of the products are fixed at the time the sale is consummated. The Company recognizes revenue at the time in which it receives a confirmation that the goods were either tendered at their destination when shipped "FOB destination," or transferred to a shipping agent when "FOB shipping point."

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid securities purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable
-------------------

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2005, the Company has had a low occurrence of credit losses and based on a review of balances outstanding has determined that an allowance for doubtful accounts of $46,113 is necessary.

Inventories
-----------

The Company's inventories, which consists of raw material and finished goods are stated at the lower of cost (first in first out method) or market.

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

The Company did not experience any events or changes in circumstances during the quarter ended June 30, 2005 that would indicate that the recoverability of its goodwill is in doubt.

Long Lived Assets
-----------------

The Company periodically reviews the carrying values of its long lived assets in accordance with SFAS 144 "Long Lived Assets" when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable values and records impairment charges when considered necessary. The Company has determined that no impairment charges are necessary during the quarter ended June 30, 2005.

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

The following table illustrates what the Company's net income and earnings per share would have been if the Company had used the fair value based method of accounting for its employee stock option plans, as prescribed by SFAS No. 123:

                                   For the Three Months    For the Six Months
                                      Ended June 30,          Ended June 30,
                                  ---------------------   ---------------------
                                     2005        2004        2005        2004
                                  ---------   ---------   ---------   ---------

Net Income (loss), as reported .  $  19,051   $(245,141)  $ 324,068   $(941,314)

Incremental amount of stock
based employee compensation
expense determined under the
fair value method ..............    (51,080)     (3,125)    (81,781)     (3,125)
                                  ---------   ---------   ---------   ---------

Net Income (Loss), proforma ....  $ (32,029)  $(248,266)  $ 242,287   $(944,439)
                                  =========   =========   =========   =========

Income (Loss) per share:

  Basic and diluted, as reported  $    0.00   $   (0.02)  $    0.01   $   (0.12)
                                  =========   =========   =========   =========
  Basic and Diluted, proforma ..  $    0.00   $   (0.02)  $    0.01   $   (0.12)
                                  =========   =========   =========   =========

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

Net Income (Loss) Per Share
---------------------------

Pursuant to SFAS No. 128, Earnings per Share, the Company is required to provide a dual presentation of "basic" and "diluted" earnings (loss) per share (EPS) for the quarter ended June 30, 2005. Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and potential common shares outstanding. Potential common shares include stock options using the treasury stock method, and convertible notes and exchangeable shares using the "if converted" method. Potential common shares are excluded from the calculation of diluted EPS in loss periods, as the impact is antidilutive.

The following table provides a summary of all potentially dilutive securities for the quarters ended June 30, 2005 and 2004, of which the amounts presented for the quarter ended June 30, 2004 have been excluded from the computation of the loss per share as their effect would be anti-dilutive:

                                                       June 30,
                                                  2005          2004
                                               ----------    ----------

         Options ..........................       784,500       337,500
         Warrants .........................     6,575,430       281,430
         Series I exchangeable shares .....     6,500,000             -
         Convertible debentures ...........     3,540,435        70,000
                                               ----------    ----------
         Total ............................    17,400,383       688,930
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

Recently Issued Accounting Pronouncements
-----------------------------------------

In January 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN No., 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB 51" ("FIN No. 46 R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations for stock-based compensation expense. SFAS 123R is effective for public entities that file as small business issuers--as of the beginning of the first annual reporting period of the fiscal year that begins after December 15, 2005.

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

5. INVENTORY

Inventory consists of the following at June 30, 2005:

         Raw materials ...............................       $1,950,215
         Finished goods ..............................        1,417,329
                                                             ----------
                                                              3,367,544

         Less reserves ...............................         (155,051)
                                                             ----------
                                                             $3,212,493
                                                             ==========

6. PREPAID EXPENSES

The Company paid a $358,367 deposit for purchases from China. Under various terms, the company will pay the remaining balance of $251,128 during the end of August and beginning of September 2005.

7. PROPERTY AND EQUIPMENT

Property and Equipment consists of the following at June 30, 2005:

         Land ........................................       $  314,444
         Building and Improvements ...................        2,216,681
         Machinery and Equipment .....................          773,333
         Furniture and Fixtures ......................          141,488
         Computer Equipment ..........................        1,207,973
                                                             ----------
                                                              4,653,919

         Less Accumulated Depreciation ...............         (220,004)
                                                             ----------
                                                             $4,433,915
                                                             ==========

8. LONG TERM DEBT

                            Obligation                                 Balance
                            ----------                                 -------

Mortgage loan, secured by land and building, at Canadian bank prime rate plus 0.25% (4.5% at June 30, 2005), payable in monthly installments of $13,960 (CDN$16,750), maturing May 2006 ............  $2,214,379

Equipment financing, with interest ranging from 6.52% and 10%,
payable monthly, maturing at various dates until April 2009 ........      74,145

Term loans, payable in monthly installments of $1,600(CDN$1,921),
without interest, maturing at various dates through August 2008 ....      31,561
                                                                      ----------

Total long term debt ...............................................   2,320,085
Less amounts due within one year ...................................   2,256,854
                                                                      ----------

                                                                         $63,231
                                                                      ==========

The Company was previously not in compliance with certain covenants under the terms of its mortgage loan with respect to maintaining a certain minimum level of cash flow and ratio of debt to equity. The lender under this obligation has provided the Company with an exemption from these requirements through May 2006, at which time the amount of the balance will be due on demand. The Company is in the process of trying to find alternative financing arrangements, but has not secured any firm commitments for new financings.

9. BANK LINE OF CREDIT AND TERM LOANS DUE ON DEMAND

Bank Line of Credit
-------------------

That Company has a credit facility with a Canadian bank that provides for aggregate borrowings of up to approximately $2.9 million (CDN$3.5 million), including an exchange line of credit for an amount of US$250,000. The loan is secured by a first ranking lien for an amount of approximately $4.2 million (CDN$5 million) on all accounts receivable and inventories. Interest is at the Bank's Canadian prime rate plus 1% (5.25% as at June 30, 2005) and is renewable annually.

The Company is required to comply with certain financial ratios under the terms of the bank loan. As of June 30, 2005, and subsequent thereto, the Company is not in compliance with these financial ratios. The Company anticipates being able to cure the aforementioned default, however; the Company cannot provide any assurance that the lender will waive the violation. The lender currently has the ability to demand immediate repayment of the loan which demand would have a material adverse affect on the Company's financial position.

Term Loans
----------

The Company has the following outstanding term loans, under which it is required to comply with certain financial ratios. As of June 30, 2005, and subsequent thereto, the Company is not in compliance with these financial ratios. For this reason, a 12.5% penalty is charged by the bank. The contractual terms of the loans, notwithstanding the Company's event of default are as follows:

Term loan, Secured by automotive equipment, 6.65%, payable in monthly installments of $1,250(CDN$1,500), maturing in November
2006 (1) ..........................................................   $   94,255

Term loan, secured by a lien on all present and future furniture, fixtures and equipment, Canadian bank prime rate plus 1% (5.25%
as at June 30, 2005), payable in monthly installments of
$17,360(CDN$20,833), maturing January 2007 (1) ....................      323,024
                                                                      ----------
                                                                      $  417,279
                                                                      ==========

The Company is continuing making the installment payments as the lender has not exercised its right to demand payment. However, the lender under these obligations has not provided the Company with a written waiver of the violation and therefore has the ability to exercise its right to demand payment at anytime. Accordingly, the Company has classified the outstanding balance of these loans as a current liability in the accompanying balance sheet.

BG Capital
----------

On January 1, 2004 the Company issued a 10%, $250,000 promissory note to BG Capital Group Bahamas Ltd., which was repaid during the first quarter.

10. NOTES PAYABLE AND LONG TERM DEBT

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

Barrington Bank International Limited
-------------------------------------

Effective January 26, 2005 the Company entered into a CDN$2,000,000 (approximately US$1,666,666) convertible loan agreement (the "Loan Agreement") with Barrington Bank International Limited ("Barrington Bank") with interest payable quarterly at 12% per annum during the first 12 months and 20% per annum thereafter. This obligation is subordinated to the Bank of Line of Credit and is secured by substantially all the Company's assets.

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

Loewen, Ondaatje, McCutcheon Limited
------------------------------------

Effective June 22, 2005 the Company entered into an agreement with Loewen, Ondaatje, McCutcheon Limited ("LOM"), an investment banking firm. Pursuant to the Agreement, LOM loaned the Company $1,001,000 on June 22, 2005 for the specific purpose of allowing the Company to purchase issued and outstanding shares of Turbon AG. The term of the loan is for a one year period that commenced on June 22, 2005. Interest accrues on the outstanding amount of the loan at the rate of 10% compounded semi-annually, and is payable quarterly commencing September 1, 2005. As partial consideration for entering into the Agreement, the Company issued 100,000 common stock purchase warrants to LOM, each exercisable for the purchase of one share of the Company's common stock at a price of $1.50 per share during the 30 month period following issuance. The original terms of the loan also provides LOM with the right to convert the loan into shares of the Company's common stock on or after August 15, 2005 under certain circumstances.

As described in Note 18, this loan was repaid from the proceeds of the equity securities sold on July 21, 2005 pursuant to the Agency Agreement between LOM and the Company.

11. REDEEMABLE PREFERRED STOCK OF SUBSIDIARY

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

12. COMMITMENTS AND CONTINGENCIES

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

On June 25, 2004 the Company entered into a non-binding letter agreement with Dancap Private Equity Inc. ("Dancap") respecting the proposed sale of $2,000,000 of a 5 year, 12% secured subordinated debenture to Dancap. The proposed transaction involved the sale to Dancap of 800,000 shares of redeemable, convertible preferred stock for nominal consideration. The agreement was conditioned on the execution of a formal agreement between the parties and several other conditions. Dancap has instituted an action against the Company in Ontario Superior Court related to a break-up fee which was within the agreement. The Company considers Dancap's claim to be without merit and is vigorously contesting their claim, however; the Company is presently unable to determine the outcome or possible range of loss, if any, with respect to this matter at the current time.

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

The Company entered into renewable 3 year employment agreements with each of Yvon Leveille and Alain Lachambre. The initial base annual salaries payable to Messrs. Leveille and Lachambre under their employment agreements are CDN$175,000 (approximately US$146,000) and CDN$166,000 (approximately US$139,000), respectively. The employment agreements further provide for the payment of performance based bonuses of up to 100% of salary at the discretion of the compensation committee of the board of directors.

Consulting Agreements
---------------------

The Company entered into a series of consulting agreement with certain related and unrelated parties that are more fully described in Note 15.

Strategic Supply Agreement
--------------------------

Effective June 22, 2005, the Company entered into a Strategic Supply Agreement with Turbon AG, ("Turbon") a leading global imaging supply company specializing in the remanufacture of laser cartridges. Pursuant to the Agreement, Turbon will become a strategic supplier of remanufactured laser toner cartridges for the Company at prices that will be competitive in the market place for such products and that will be lower than prices offered by Turbon to other third party customers for similar products under similar conditions. In consideration thereof, the Company will give preferred vendor status to Turbon and will give preference to ordering products from Turbon over competitive products of third parties as long as Turbon's product quality meets our specifications.

As described in Note 16, the Company made a tender offer to acquire all of the outstanding capital stock of Turbon in a proposed purchase business combination, which is still subject to completion.

13. STOCKHOLDERS' EQUITY

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

Issuance of Common Stock in Connection with Debt Financing
----------------------------------------------------------

As described in Note 10, the Company issued 200,000 shares of common stock with registration rights to Barrington Bank in accordance with the Loan Agreement.

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

Common Stock Purchase Warrants
------------------------------

The Company issued all warrants under the Unit Shares with registration rights agreements which stipulate that the Company will file a registration statement to register the underlying shares. The Company is not precluded from delivering restricted stock to the holders of these warrants in the event such holder elect to exercise their warrants prior to the Company causing a registration statement to be declared effective under the Securities Act. In addition, there are no provision under which the Company would be required to net cash settle any of the aforementioned instruments. Accordingly, the Company has classified the warrants as equity securities in accordance with EITF 00-19.

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

Issuance of Series A Preferred Special Voting Stock
---------------------------------------------------

As described in note 14, the Company issued 6,500,000 shares of Series A Special Voting Preferred Stock as partial purchase consideration to the former shareholders of the Tecknolaser Group. The Series A Preferred Voting Preferred Stock is non-participating and the holder's rights allow them only to vote.

Issuance of Exchangeable Shares
-------------------------------

As described in note 13, the Company issued 6,500,000 Series I Exchangeable Shares of 3091503 Nova Scotia Company, an indirect subsidiary, as partial purchase consideration to the former shareholders of the Tecknolaser Group. Each Series I Exchangeable Share is convertible into one share of the Company's common stock at the option of the holder at any time. Upon issuance of any common shares of the Company, the corresponding number of Series A Preferred Special Voting will be cancelled.

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

14. ACQUISITION OF THE TECKNOLASER GROUP

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

The Company acquired the Tecknolaser Group to establish a platform that would enable it to penetrate the imaging consumables market and to position itself to acquire other high potential businesses in the same market segment. The accompanying statement of operations for the period ended June 30, 2005 includes the results of the Technolaser Group.

The aggregate purchase price that the Company paid for its acquisition of the Tecknolaser Group amounted to $8,374,652, including cash of $1,894,598, 6,500,000 Acquiror Series I Exchangeable Shares in the Acquiror Subsidiary with a fair value of $3,250,000, 1,932,000 shares of preferred stock in the Acquiror Subsidiary which are mandatorily redeemable for $1,570,732 (Note 10) and transaction fees amounting to $1,659,322.

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

A summary of the allocation of the purchase price to the fair value of assets acquired and liabilities assumed, in accordance with SFAS 141 "Business Combinations", is as follows:

Cash .............................................................   $    38,348
Other current assets .............................................     8,194,656
Property, plant and equipment ....................................     4,627,685
Other assets .....................................................       234,790
                                                                     -----------

   Fair value of assets acquired .................................    13,095,479
                                                                     -----------

Accounts payable and accrued expenses ............................     6,189,468
Secured obligations and long term debt ...........................     6,174,877
                                                                     -----------

   Fair value of liabilities assumed .............................    12,364,345
                                                                     -----------

   Fair value of identifiable net tangible assets acquired .......       731,133

Trademarks (estimated life of 15 years, amortized on a straight
 line basis) .....................................................       500,000

Goodwill .........................................................     7,143,519
                                                                     -----------

     Total Purchase Price ........................................   $ 8,374,652
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

              Date                              Amount
              ----                              ------
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

The following table provides unaudited pro-forma results of operations and loss per share data for the 3 and 6 months ended June 30, 2004 as if the Tecknolaser Group had been acquired on January 1, 2004.

                                            3 months ended      6 months ended
                                             June 30, 2004       June 30, 2004
                                            ---------------     ---------------

Revenues .............................       $  7,654,146        $ 14,840,146
   Cost of good sold .................          5,877,649          11,695,649
                                             ------------        ------------
Gross profit .........................          1,776,497           3,144,497
Operating expenses
   Selling General & Administration ..          1,724,325           3,034,348
   Conversion of debt expense ........                  -             627,340
   Depreciation and amortization .....            184,774             393,774
                                             ------------        ------------

   Total operating expenses ..........          1,909,099           4,055,462
                                             ------------        ------------

Loss from operations .................           (132,602)           (910,965)
   Interest expense ..................            185,170             369,980
                                             ------------        ------------

Loss before income taxes .............           (317,772)         (1,280,945)
   Income taxes (benefit) ............            (27,533)            (93,533)
                                             ------------        ------------

Net Loss .............................       $   (290,239)       $ (1,187,412)
                                             ------------        ------------

Net Loss per share - basic ...........              (0.02)       $      (0.45)
Net Loss per share - diluted .........              (0.02)       $      (0.45)


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

Series II Exchangeable Share Voting, Support and Exchange Agreement
-------------------------------------------------------------------

Subject to the terms of a Series II Exchangeable Share Voting, Support and Exchange Agreement, dated as of January 2, 2005 (the "Series II Support Agreement") among the Company, YAC, Callco, Acquiror and the Acquiree stockholders holding Series II Exchangeable Shares of Acquiror (the "Acquiror Series II Exchangeable Shares"), the Holders of the Acquiror Series II Exchangeable Shares have the option ( subject to the right of Callco (the "Retraction Call Right") exercisable upon the occurrence of certain events to require the Holders to sell their Acquiror Series II Exchangeable Shares to Callco) to require Acquiror to redeem any or all of the Holders's Acquiror Series II Exchangeable Shares at a price equal to:

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

All Holders of Acquiror Series II Exchangeable Shares receive one share of the Company's Series A Preferred Stock for each of their Acquiror Series II Exchangeable Shares. Contemporaneously with the completion of any transaction pursuant to which any Acquiror Series II Exchangeable Shares held by a Holder is retracted, redeemed, purchased or exchanged, such Holder(s) shall surrender to us a like number of shares of Series A Preferred Stock for cancellation. Holders of Acquiror Series II Exchangeable Shares are entitled to receive dividends on such shares at the times and in the amounts of any dividends declared by us on the Company's common stock. The Series II Support Agreement also places limitations on Acquiror's ability to pay dividends on its common stock while shares of Acquiror Series II Exchangeable Shares are issued and outstanding. The Series II Support Agreement grants the Holders the right to require Callco to purchase from the Holders all or any part of the Holder's Acquiror Series II Exchangeable Shares upon certain events including the institution by Acquiror of any proceeding to be adjudicated a bankrupt or insolvent or to be dissolved or wound up. The Series II Support Agreement further provides for automatic exchange upon the Company's liquidation or dissolution or upon the sale of all or substantially all of the Company's assets.

15. CONSULTING AGREEMENTS

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

6327214 Canada Inc. (A Related Party)
-------------------------------------

In January 2005, the Company executed a consulting agreement with 6327214 Canada Inc., a company owned by William Smith, the Company's CFO, to provide consulting services to the Company. 6327214 Canada Inc. is paid approximately $11,500 per month based on invoicing to the Company. In addition, the Company covers all business related expenses incurred by 6327214 Canada Inc. while delivering the consulting services. This agreement continues until terminated and can be terminated by the Company upon 10 months written notice. At the same time the existing agreement with Manchester Administrative Services providing consulting services was terminated. No expense was charged during the quarter related to this contract.

Agora Investor Relations Corp.
------------------------------

Effective February 1, 2005 the Company entered into a 1 year Investor Relations Agreement with Agora Investor Relations Corp., an Ontario, Canada corporation ("Agora") pursuant to which Agora provides shareholder relation services and, subject to compliance with applicable laws, rules and regulation, other services intended to raise public awareness of the Company's business. Compensation under this arrangement includes monthly cash payments amounting to CDN$2,750 (approximately US$2,300) and 100,000 stock options with an exercise price of $1.55 per share issued at the inception of the agreement (Note 12).

The options are exercisable, upon vesting, during the period February 1, 2006 through February 1, 2008. 25,000 of the options vest on each of May 1, 2005; August 1, 2005; November 1, 2005; and February 1, 2006. The agreement is renewable at the Company's option, for an additional 1 year term on similar terms. The Company also has the option of terminating the Agreement for on two days notice commencing August 1, 2005, which would immediately terminate all non-vested options.

Stockgroup Media Inc.
---------------------

Effective February 1, 2005 the Company entered into a 1 year Investor Relations Agreement with Stockgroup Media Inc., a Canadian corporation ("Stockgroup") pursuant to which Stockgroup provides shareholder relation services and, subject to compliance with applicable laws, rules and regulations, other services intended to raise public awareness of the Company's business. In consideration of such services, the Company is paying Stockgroup monthly compensation of CDN$2,250 (approximately US$1,920).

16. PROPOSED ACQUISITION OF TURBON AG

In April 2005, the Company made a tentative offer to the management of Turbon to acquire all the outstanding shares of Turbon, a leading global imaging supply company publicly traded on the Frankfurt stock exchange. The aggregate offering price pursuant to the offer, as amended, amounts to approximately US$50.8 million in cash. The Turbon Executive Board has agreed to meet with us to discuss the details of our offer as well as the planned role and significance of Turbon within the combined entity in the event the acquisition is accomplished. If amenable to our offer, Turbon's Executive Board will provide its recommendation to Turbon's shareholders. The completion and closing of this transaction is subject to certain conditions, including but not limited to, completing due diligence, raising the necessary funds to close the transaction, and obtaining the approval of Turbon's shareholders. The Company cannot provide any assurance that it will complete this proposed acquisition or that the terms of the transaction if completed will not be materially different from the terms that are currently proposed.

On June 21, 2005 and June 22, 2005 the Company entered into stock purchase agreements with each of NCR Corporation, Holger Brueckmann - Turbon and Gothaer Lebensversicherung AG (the "Selling Shareholders"). Pursuant to the Agreements, the Selling Shareholders have agreed to sell to the Company an aggregate of 2,509,000 shares of Turbon capital stock owned by them in the event the Company submits a public offer for the acquisition of the such shares in accordance with the terms of the Securities Acquisition and Takeover Act, to which Turbon is subject, by September 30, 2005. The purchase price for the Vendor Shares, which is payable in cash or a combination of cash and stock, will be made for at least $14 per share. Under the Agreements, the Company is not required to submit an offer to purchase the Vendor Shares or any other Turbon shares.

Effective June 22, 2005 the Company entered into a Share Purchase Agreement with Turbon pursuant to which it agreed to purchase 400,000 Turbon shares from Turbon's treasury at a purchase price of $14 per share or an aggregate of $5,600,000 (the "Purchase Price"). On June 23, 2005 the Company paid Turbon $1,001,000 of the Purchase Price which represents 71,500 shares. Such funds were obtained under the loan facility with LOM described in Note 9. The $4,599,000 balance of the Purchase Price was due on or before July 21, 2005, however; the parties have agreed to extend the due date to August 31, 2005. The Company classified its investment in these securities as investment in prospective acquiree in the accompanying balance sheet pending its completion of the transaction.

17. MAJOR CUSTOMERS AND FOREIGN AND DOMESTIC SALES

During the six months ended June 30, 2005, ten customers represented 49% of our total sales and one customer represented appreciatively 18% of our total sales. Sales to customers in the United States represented 57% of total sales and sales to customers outside the United States represented 43% of total sales.

18. SUBSEQUENT EVENTS

On July 21, 2005 pursuant to the Agency Agreement with LOM the Company offered and sold through LOM, as placement agent, 1,707,000 subscription receipts at a price of $.75 per Subscription Receipt or $1,280,250 in the aggregate. Each Subscription Receipt will be automatically exercised, without payment of any additional consideration, at the Automatic Exercise Date into, subject to adjustment, a unit consisting of one share of the Company's common stock and one common stock purchase warrant. Each Unit Warrant entitles the holder to purchase an additional share of the Company's common stock at a price of $1.25 per share during the 30 month period that commenced on July 21, 2005. Pursuant to the Agency Agreement, the Company paid the Agent a commission of $89,618 which is equal to 7% of the gross aggregate offering proceeds and issued to the Agent 119,490 warrants which is equal to 7% of the number of Subscription Receipts sold. Each warrants provides for the purchase of Unit at a price of $.75 per Unit during the 30 month period that commenced July 21, 2005.

ITEM 2.  PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Report.

In January 2005 we purchased Teckn-O-Laser Global Company, a remanufacturer of laser toner and inkjet print cartridges. Prior to the acquisition, we had no operations. Accordingly, no comparison of prior period results is contained herein.

As of June 30, 2005, we had a working capital deficiency of approximately $7,430,516 (including approximately $2,125,000 related to the discontinued operation leaving a net working capital deficiency of approximately $5,305,516). We are also in violation of certain covenants with respect to a line of credit arrangement and certain installment obligations in the aggregate amount of approximately $2.9 million for which we have not obtained waivers. Although the lender under these obligations has exercised its right to accelerate the loans, they do have the ability to demand immediate repayment and we cannot provide any assurance that such right will not be exercised at anytime. These matters raise substantial doubt about our ability to continue as a going concern.

Subsequent to year end we have raised $2,465,000 additional equity and entered into a loan agreement for CDN$2 million with Barrington Bank International Limited. These financings allowed us to acquire Teckn-O-Laser Global Company in January 2005. In April 2005 we announced our intention to launch a formal takeover offer for 100% of the shares of Turbon AG, a German public company operating in the same business. We are in the process of raising the financing related to the acquisition of Turbon AG. We have already acquired 71,500 shares of Turbon AG.

Except as provided herein, we have no present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except as noted herein, we know of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way. We have no material commitments for capital expenditures. We know of no material trends, favorable or unfavorable, in our capital resources. As a result of the Teckn-O-Laser Global Company acquisition we own plant and equipment related to the remanufacture of laser toner printer cartridges in Sainte Julie, Quebec. We also conduct product research and development at this location. During its 2003 and 2004 fiscal years ended April 30, 2003 and April 30, 2004, respectively, Teckn-O-Laser Global Company spent approximately $395,833 (approximately CDN$475,0000) and $280,000 (approximately CDN$336,000) on research and development. We anticipate spending approximately $350,000 on research and development during 2005. We have 232 employees as a result of the acquisition. We presently have sufficient cash available together with anticipated cash flow from operations to cover our anticipated cash requirements for our existing operations for the next 12 months. We anticipate however, that we will need approximately $1.5 million in financing through a combination of debt and equity to finance our growth plans during the next 12 months. Further, we will also require additional financing during the next 12 months with respect to our intended acquisition of Turbon and any other acquisitions that we may decide to engage in.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS

As of the end of the period covered by this Quarterly Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13-d-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB our disclosure controls and procedures were adequate to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

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

In June 2005, we were served with a Statement of Claim by Dancap Private Equity Inc. ("Dancap"). The Statement of Claim alleges that we are in breach of certain obligations under a letter agreement between us and Dancap, dated June 25, 2004, with respect to a possible investment in us by Dancap. The Statement of Claim relates to a break fee provision contained in the letter agreement and seeks CDN$107,000 in damages together with interest and costs. We filed a Statement of Defense and Counterclaim on July 29, 2005 claiming bad faith, gross misrepresentation, and damages of CDN$1,000,000. The Counterclaim also seeks return of a CDN$42,800 work fee and paid by us to Dancap. We consider the Dancap claim to be without merit but cannot predict the outcome of this matter at this time.

No other material legal proceedings are pending to which we or any of our property are subject, nor to our knowledge are any such proceedings threatened.

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

In January 2005 we sold 200,000 units to 1 person at $.50 per unit or $100,000 on an aggregate basis. Each unit consists of one share of our common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of our common stock at a price of $1.50 per share at any time during the three year period commencing on January, 2005. The shares comprising part of the units were issued in May 2005.

In June 2005 we issued 100,000 common stock purchase warrants to Loewen, Ondaatje, McCutcheon Limited. Each warrant is exercisable for the purchase of one share of our common stock at a price of $1.50 per share during the 30 month period following issuance.

All of the forgoing issuances were made in reliance on Section 4(2) or Regulation S of the Securities Act of 1933, as amended.

Subsequent to the period covered by this Report, in July 2005, we sold 1,707,000 subscription receipts at a price of $.75 per subscription receipt. See Item 5 - Other Information.

ITEM 5.  OTHER INFORMATION

Effective April 19, 2005 we executed a Guarantee Agreement with National Bank of Canada in which we guaranteed the payment of all present and future obligations of our subsidiary, Teckn-O-Laser Company, to National Bank of Canada in the form of principal, interest, and costs, up to a maximum amount of CDN$ 5,000,000.00.

In April 2005, we made a tentative offer to management of Turbon AG ("Turbon"), to acquire all the outstanding shares of Turbon, a leading global imaging supply company publicly traded on the Frankfurt stock exchange. The aggregate offering price, pursuant to the offer, as revised, is approximately US$50.8 million in cash. The completion and closing of this transaction is subject to certain conditions, including but not limited to, raising of the necessary funds to close the transaction and obtaining the approval of Turbon's shareholders. No assurance can be given that the acquisition will be completed or, if completed, the actual terms thereof.

Effective June 22, 2005 we entered into a Share Purchase Agreement (the "Agreement") with Turbon pursuant to which we agreed to purchase 400,000 Turbon shares from Turbon's treasury at a purchase price of $14 per share or an aggregate of $5,600,000 (the "Purchase Price"). On June 23, 2005 we paid Turbon $1,001,000 of the Purchase Price. The $4,599,000 balance of the Purchase Price is due on or before August 31, 2005. The Agreement further provides that prior to the $4,599,000 payment, the parties will obtain irrevocable agreements from Turbon's three largest shareholders, with aggregate holdings of 2,509,000 Turbon shares, in which each of the shareholder's will agree to sell all of the Turbon shares owned by them or affiliated entities to us, upon a formal takeover offer by us, at a price of $14 per share in cash or a combination of cash and stock. As discussed below, the required agreements have been obtained. The 400,000 shares represent 9.928% of Turbon's outstanding share capital consisting of 4,029,000 shares. The Share

Purchase Agreement is part of our larger plan to acquire all or a majority of Turbon's outstanding shares. The closing and completion of any such transaction will be subject to certain conditions including but not limited to, raising of necessary funds to close the transaction and obtaining the approval of Turbon's shareholders.

On June 21, 2005 and June 22, 2005 we entered into stock purchase agreements (the "Agreements") with each of NCR Corporation, Holger Brueckmann - Turbon and Gothaer Lebensversicherung AG (collectively the "Vendors"). Pursuant to the Agreements, the Vendors have agreed to sell to us an aggregate of 2,509,000 shares of Turbon AG capital stock owned by them (the "Vendor Shares") in the event we submit a public offer for the acquisition of the Vendor Shares in accordance with the terms of the Securities Acquisition and Takeover Act, to which Turbon is subject, by September 30, 2005. The purchase price for the Vendor Shares, which is payable in cash or a combination of cash and stock, will have a value of at least $14 per vendor share. Under the Agreements, we are not required to submit an offer to purchase the Vendor Shares or any other Turbon shares.

Effective June 22, 2005 we entered into an agreement (the "Agreement") with Loewen, Ondaatje, McCutcheon Limited ("LOM"), an investment banking firm. Pursuant to the Agreement, LOM loaned us $1,001,000 on June 22, 2005 for the specific purpose of allowing us to purchase issued and outstanding shares of Turbon AG. The term of the loan is the one year period that commenced on June 22, 2005. Interest accrues on the outstanding amount of the loan at the rate of 10% compounded semi-annually, and is payable quarterly commencing September 1, 2005. As partial consideration for entering into the Agreement, we issued 100,000 common stock purchase warrants to LOM, each exercisable for the purchase of one share of our common stock at a price of $1.50 per share during the 30 month period following issuance.

On July 21, 2005 pursuant to the Agency Agreement with LOM we offered and sold through LOM, as placement agent, (the "Agent") 1,707,000 subscription receipts (the "Subscription Receipts") at a price of $.75 per Subscription Receipt or $1,280,250 in the aggregate. The Company repaid the LOAM loan of $1,001,000 in full. The offering was made to non-US persons in reliance on Regulation S under the Securities Act of 1933 as amended. Each Subscription Receipt will be automatically exercised, without payment of any additional consideration, at the Automatic Exercise Date, as defined below, into, subject to adjustment, a unit (the "Units") consisting of one share of our common stock (the "Unit Shares") and one common stock purchase warrant (the "Unit Warrants"). Each Unit Warrant entitles the holder to purchase an additional share of our common stock (the "Warrant Shares") at a price of $1.25 per share during the 30 month period that commenced on July 21, 2005.

The offer of the Subscription Receipts was made subject to satisfaction of certain conditions (the "Qualification Conditions"). Failure to meet the Qualification Conditions by the Qualification Date, as defined below, results in each Subscription Receipt being exercised into 1.5 Units. The Qualification Date is defined as the earlier of (i) December 31, 2005; or (ii) the date ten business days following the date by which both (a) a receipt (the "Receipt") for the final prospectus of ours that qualifies the Units and Agent's Warrants, as such term is defined below, for issuance in Canada has been obtained by us from the securities commissions or securities regulatory authorities in those Canadian provinces where purchasers of the Subscription Receipts reside and (b) a registration statement under the Securities Act of 1933, as amended, (the Registration Statement") has become effective for registering the resale of the Unit Shares, Unit Warrants (including those underlying the Agent's Warrants, as defined below), and the Warrant Shares issuable upon exercise of the Unit Warrants.

The Qualification Conditions are defined in the Agency Agreement as (i) our having obtained a Receipt for the Prospectus, and the Registration Statement having become effective for registering the resale of the Unit Shares, Unit Warrants (including those underlying the Agent's Warrants, as defined below) and the Warrant Shares issuable upon exercise of the Unit Warrants; and (ii) the shares of our common stock having been listed for trading on the Toronto Stock Exchange.

Pursuant to the Agency Agreement, we paid the Agent a commission of $89,618 which is equal to 7% of the gross aggregate offering proceeds and issued to the Agent 119,490 broker warrants (the "Broker Warrants") which is equal to 7% of the number of Subscription Receipts sold. Each Broker Warrant will be automatically exercised, without payment of any consideration, at the Automatic Exercise Date, as defined below, into, subject to adjustment, one agent's warrant (the Agent's Warrant"). Each Agent's Warrant entitles the holder, subject to adjustment and the terms and condition set forth in the Agent's Warrant certificate, to purchase from us one Unit at a price of $.75 per Unit during the 30 month period that commenced July 21, 2005. If the Qualification Conditions haven't been satisfied by the Automatic Exercise Date, as defined below, then each Broker Warrant will be automatically exercised at the Automatic Exercise Date into 1.5 Agent's Warrants.

For purposes of the Agency Agreement, the Automatic Exercise Date means the earlier of (i) December 31, 2005; (ii) the closing date in respect of the Prospectus and the Registration Statement; and (iii) the Qualification Date.

Pursuant to the Agency Agreement, our officers and directors entered into 180 day lock up agreements whereby they agreed not to directly or indirectly, offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of our common stock, or any financial instruments or securities convertible into, exercisable or exchangeable for, or that represent the right to receive shares of our common stock or similar securities now owned directly or indirectly by them or under their control or direction or with respect to which they have beneficial ownership, or enter into any swap, forward or other arrangement that transfers all or a portion of the economic consequences associated with the ownership of their securities or agree to do any of the forgoing or publicly announce any intention to do the forgoing. Pursuant to the Agency Agreement, Manchester Consolidated Corp., a principal shareholder, entered into a 30 day lock up agreement on similar terms to those discussed above.

ITEM 6.  EXHIBITS.

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

Dated: August 24, 2005                  Adsero Corporation

                                        By: /s/ William Smith
                                            -----------------
                                        William Smith
                                        Secretary, Treasurer, Chief Financial
                                        Officer