Form 10QSB
period 2005-09-30
ADSERO CORP
filed 2005-11-23
CIK 1103544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ___________

Commission File Number: 0-31040

ADSERO CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-0602729 (I.R.S. Employer Identification No.)

2101 Nobel Street

Sainte Julie, Quebec

J3E 1Z8

(Address of principal executive offices, including zip code)

(450) 922-5689

(Registrant’s telephone number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares of the Registrant’s common stock outstanding at November 15, 2005, was 17,241,975.

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

ADSERO CORPORATION

SEPTEMBER 30, 2005 QUARTERLY REPORT ON FORM 10-QSB

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, discusses financial projections, information or expectations about our products or markets, proposed financing and acquisition activities, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Plan of Operation”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

ADSERO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2005
(unaudited)

ASSETS

CURRENT ASSETS

Cash	$86,998
Accounts receivable, net	3,465,890
Inventories	5,105,107
Income taxes receivable	273,259
Prepaid expenses and other assets	265,342
Deferred income taxes	160,207

TOTAL CURRENT ASSETS	9,356,803

Property, plant and equipment, net	2,125,037
Trademarks	483,333
Investment in prospective acquire	1,001,000
Goodwill	6,946,875
Other assets	644,153

Total Assets	$20,557,201

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Line of credit obligation	$2,162,204
Installment loans	382,716
Accounts payable	5,339,293
Salaries and Benefits	723,398
Warranties and related accruals	351,022
Accrued expenses	1,136,647
Liabilities of discontinued operation	2,125,341
Notes payable - Related Parties (including accrued interest of $66,495)	172,988
Redeemable preferred stock of subsidiary	1,570,732
Current portion of long-term debt	41,485

TOTAL CURRENT LIABILITIES	14,005,826

Long-term debt, less current portion	57,175
Convertible promissory note	1,639,320
Deferred income taxes	373,014

Total Liabilities	16,075,335

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized,17,241,975 shares issued and outstanding	17,243
Series I exchangeable shares of subsidiary, 6,500,000 shares outstanding, exchangeable one for one into common shares of the company	3,250,000
Preferred Stock, $.0001 par value, 20,000,000 shares authorized, 6,500,000 issued and outstanding	650
Additional paid-In-capital	11,297,497
Common stock to be issued	2,308,779
Deferred compensation	(27,998)
Accumulated other comprehensive income - Foreign currency translation adjustment	123,289
Accumulated deficit	(12,487,594)

TOTAL STOCKHOLDERS’ EQUITY	4,481,866

Total Liabilities and Stockholders’ Equity	$20,557,201

See notes to condensed consolidated financial statements

ADSERO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

REVENUES	6,503,215	$-	$20,249,635

COST OF GOODS SOLD	5,169,535	-	15,065,687

GROSS PROFIT	1,333,680	-	5,183,948	-

OPERATING EXPENSES
Salaries and Compensation expenses	709,604		2,286,851
Sales and Administrative expenses	766,765	335,605	2,121,192	621,719
Restructuring charge	52,505	-	52,505	-
Conversion of debt expense	-	-	-	627,340
Depreciation and amortization	226,527	-	363,153	-

TOTAL OPERATING EXPENSES	1,755,401	335,605	4,823,701	1,249,059

INCOME (LOSS) FROM OPERATIONS	(421,721)	(335,605)	360,247	(1,249,059)

INTEREST EXPENSE	332,386	13,596	721,492	41,456

LOSS BEFORE INCOME TAXES	(754,107)	(349,201)	(361,245)	$(1,290,515)

INCOME TAXES	68,583	-	137,377	-

NET LOSS	(822,690)	$(349,201)	$(498,622)	$(1,290,515)

LOSS PER SHARE

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.05)	$(0.03)	$(0.03)	$(0.15)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION	17,241,975	10,925,755	16,658,197	8,774,865

See notes to condensed consolidated financial statements

ADSERO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended

	September 30, 2005	September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(498,622)	$(1,290,515)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	363,153
Bad debt reserve	34,957
Inventory reserve	189,492
Non-cash interest expense	191,934
Deferred income taxes	285,555
Stock based compensation	83,995
Conversion of debt expense	—	627,340
Changes in operating assets and liabilities:
Accounts receivable	320,385
Inventories	(1,965,684)
Prepaid expenses and other assets	(757,679)
Accounts payable and accrued expenses	1,361,260	116,222
Income taxes receivable	512,238

Total Adjustments	619,606	743,562

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	120,986	(546,953)

CASH FLOWS USED IN INVESTING ACTIVITIES
Investment in Turbon	(1,001,000)
Acquisition of business, net of cash received	(3,100,359)
Puchase of fixed assets	(96,477)
Proceeds received from sale of building	2,777,460

NET CASH USED IN INVESTING ACTIVITIES	(1,420,376)	—

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment on notes payable to related parties	(76,079)
Repayment of mortgage	(2,338,375)
Principal payments on long term debt	(686,853)
Bank loan	(506,069)
Proceeds from issuances of common stock	2,511,250	519,588
Proceeds from sale of special warrants		205,000
Proceeds from issuances of convertible notes	2,666,666	70,075
Proceeds (repayments) of loan payable	(275,000)	52,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,295,540	847,163

EFFECT OF EXCHANGE RATE ON CASH	(70,852)

NET INCREASE (DECREASE) IN CASH	(74,702)	300,210

CASH AT BEGINNING OF PERIOD	161,700	444

CASH AT END OF PERIOD	$86,998	$300,654

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

ACQUISITION OF BUSINESS

Assets acquired	$13,292,123
costs in excess of net assets acquired	7,446,875
Liabilities assumed	(12,364,345)
Stock based purchase consideration	(3,250,000)
Redeemable preferred stock issued as purchase consideration	(1,570,732)
Non cash expenses	(376,865)
cash received at closing	(38,348)

Net cash paid for acquisition of business	$3,138,707

See notes to condensed consolidated financial statements

ADSERO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(unaudited)

1. BASIS OF INTERIM FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and the instructions to Form 10-QSB. It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments considered necessary to make the financial position, results of operations, and cash flows not misleading as of September 30, 2005 and for all periods presented.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2004 and for the year ended December 31, 2004, which are included in the Company’s Annual Report on Form 10KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

2. ORGANIZATION

Adsero Corp. (“Adsero”), formerly known as Reink Corp., was incorporated in Delaware on March 6, 1999. Adsero Corp, is the parent of wholly owned subsidiaries Teckn-O-Laser Global Company, Teckn-O-Laser Inc. and Tecknolaser USA inc. (collectively the “Tecknolaser Group”) which acquisitions were completed effective January 2, 2005 as described in Note 14.

Adsero and the Tecknolaser Group (collectively the “Company”) manufactures and distributes remanufactured toner cartridges and inkjet cartridges. These products are sold through a variety of channels such as distributors and retail office supply stores, both domestically and internationally.

Development Stage Operations

Effective January 2, 2005, the Company no longer considers itself to be a development stage company.

3. LIQUIDITY AND FINANCIAL CONDITION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

At September 30, 2005, the Company had a working capital deficiency of $4,649,023 and was not in compliance with certain covenants under its line of credit obligation and certain of its term loans described in Note 10. The lender under these obligations has the right to demand immediate repayment of these loans due to the event of default. The exercise of these rights and the requirement to immediately repay the outstanding balances, which amounts to an aggregate of $2,517,636 at September 30, 2005, would have a material adverse effect on the business. There can be no assurance that the lender under these obligations will provide the Company with a waiver of this breach of covenant.

During the nine months ended September 30, 2005 the Company raised $2,511,250 through sales of its equity securities and $2,666,666 through issuance of convertible notes. Subsequent to September 30, 2005 the Company raised an additional $3,200,000 through sales of its equity securities and $3,400,000 in debt financing. (Note 20)

The Company’s ability to recover its assets and continue its operations is dependent upon its ability to raise additional capital and generate revenue and operating cash flow through the execution of its business plan. There can be no assurance that the Company will be successful in its efforts to operate the Tecknolaser Group or any other prospective acquiree businesses profitably. The Company can also not provide any assurance that it will obtain the financing it needs to sustain the business until such time that it is able to generate sufficient revenue and operating cash flow through the operations of the Tecknolaser Group or other prospective acquiree businesses. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated.

Revenue Recognition

The Company applies the revenue recognition principles set forth in Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition” with respect to all of its revenue. Accordingly, the Company records revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor’s fee is fixed or determinable, and (iv) collectability is probable. The Company requires all of its product sales to be supported by evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms, payment terms (generally 30 days) and refund policy, if any. Selling prices of the products are fixed at the time the sale is consummated. The Company recognizes revenue at the time in which it receives a confirmation that the goods were either tendered at their destination when shipped “FOB destination,” or transferred to a shipping agent when “FOB shipping point.”

Cash and Cash Equivalents

The Company considers all highly liquid securities purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2005, the Company has had a low occurrence of credit losses and based on a review of balances outstanding has determined that an allowance for doubtful accounts of $34,957 is necessary.

Inventories

The Company’s inventories, which consists of raw material and finished goods are stated at the lower of cost (first in first out method) or market.

Property and Equipment

Property and Equipment are stated at cost less accumulated depreciation and amortization, Depreciation and amortization are calculated using the straight line methods over the estimated useful lives, which generally range from 3 to 10 years.

Goodwill

Goodwill represents the excess of purchase considerations and related transaction expenses that are incurred in connection with completing acquisitions of businesses accounted for in accordance with SFAS 141 “Business Combinations.” SFAS 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions.

The Company did not experience any events or changes in circumstances during the nine-month period ended September 30, 2005 that would indicate that the recoverability of its goodwill is in doubt.

Long Lived Assets

The Company periodically reviews the carrying values of its long lived assets in accordance with SFAS 144 “Long Lived Assets” when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable values and records impairment charges when considered necessary. The Company has determined that no impairment charges are necessary during the quarter ended September 30, 2005.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses and preferred stock redeemable during the next year approximate fair value based on the short-term maturity of these instruments. The carrying amounts of the Company’s line of credit obligation, and other long term obligations approximate fair value as such instruments feature contractual interest rates that are consistent with current market rates of interest or have effective yields that are consistent with instruments of similar risk, when taken together with equity instruments issued to the holder.

Common Stock Purchase Warrants Issued in Private Placement Transactions

The Company accounts for the issuance of common stock purchase warrants issued in connection with sales of its common stock in accordance with the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

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

Stock Based Compensation

As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation--Transition and Disclosure”, which amended SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including “Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation”, an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options that the Company granted had exercise prices equal to the fair market value of the underlying common stock, on their dates of grant.

As described in Note 13, the Company granted 244,500 stock options, to certain employees of Tecknolaser Group and 110,000 to the three independent members of its board of directors during the quarter ended March 31, 2005.

The following table illustrates what the Company’s net income and earnings per share would have been if the Company had used the fair value based method of accounting for its employee stock option plans, as prescribed by SFAS No. 123:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2005	2004	2005	2004
Net loss, as reported	$(822,690)	$(349,201)	$(498,622)	$(1,290,515)

Incremental amount of stock based compensation expense determined under the fair value method	(51,080)	(3,125)	(132,861)	(3,125)

Net loss, pro-forma	(873,770)	(352,326)	(631,483)	(1,293,640)

Income loss per share:

Basic and diluted, as reported	(0.05)	(0.03)	(0.03)	(0.15)

Basic and Diluted, pro-forma	(0.05)	(0.03)	(0.03)	(0.15)

Non-Employee Stock Based Compensation

The Company accounts for the cost of stock based compensation awards issued to non-employees for services at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Net Income (Loss) Per Share

The Company presents net income (loss) per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.” Accordingly, the Company computes basic EPS based upon the weighted average number of common shares outstanding. Diluted EPS , when presented is computing using the weighted average number of common and potential common shares outstanding. Potential common shares would include stock options using the treasury stock method, and convertible notes and exchangeable shares using the “if converted” method. Potential common shares are excluded from the calculation of diluted EPS in loss periods, as the impact is anti-dilutive.

The following table provides a summary of all potentially dilutive securities for the quarters ended September 30, 2005 and 2004, of which the amounts presented for the quarter ended September 30, 2005 have been excluded from the computation of the loss per share as their effect would be anti-dilutive:

	September 30,
	2005	2004

Stock options	784,500	337,500

Common stock purchase warrants	8,458,978	281,430

Series I exchangeable shares	6,500,000

Convertible debentures	1,639,320	70,000

Total	17,382,798	688,930

Foreign currency translation

The consolidated financial statements are presented in United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. The functional currency of the Tecknolaser Group is the Canadian dollar. Foreign denominated monetary assets are translated to United States dollars using foreign exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange during the period. Gain or losses arising on foreign currency transactions are included in the determination of operating results for the period.

Recently Issued Accounting Pronouncements

In January 2003, Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” provides guidance for identifying a controlling interest in a variable interest entity (“VIE”) established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN No., 46 and issued Interpretation Number 46R, “Consolidation of Variable Interest Entities – an Interpretation of ARB 51” (“FIN No. 46 R”). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public issuers’ entities is required in all interim and annual financial statements for periods ending after December 15, 2004. The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123R “Share Based Payment”. This statement is a revision of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations for stock-based compensation expense. SFAS 123R is effective for public entities that file as small business issuers--as of the beginning of the first annual reporting period of the fiscal year that begins after December 15, 2005.

The Company is currently in the process of evaluating the effect that the adoption of this pronouncement will have on its financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement are intended be applied prospectively. The adoption of this pronouncement did not have material effect on the Company’s financial statements.

EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have material effect on the Company’s financial statements.

In September 2005, the FASB ratified the Emerging Issues Task Force’s (“EITF”) Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt).

In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholder’s equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, “Accounting for Income Taxes.” The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

5. INVENTORIES

Inventories consists of the following at September 30, 2005:

Raw materials	$2,193,842
Finished goods	3,100,757

5,294,599
Less reserves	(189,492)

$5,105,107

6. PREPAID EXPENSES

Prepaid expenses consist of the following:

Insurance	81,878
Rent	115,932
Other	67,532

$265,342

7. PROPERTY AND EQUIPMENT

Property and Equipment consists of the following at September 30, 2005:

Leasehold improvements	$150,077
Machinery and Equipment	825,442
Furniture and Fixtures	143,911
Computer Equipment	1,308,383

2,427,813
Less Accumulated Depreciation	(302,776)

$2,125,037

Depreciation expense for the nine months ended September 30, 2005 was $ 346,486. As described in Note 9, the Company consummated a sale of its main production plant in Sainte Julie, Quebec for proceeds of $2,777,460 (CDN$3,400,000). The net carrying value of the land and building amounted to $ 2,281,397 at the time of the sale.

8. LONG TERM DEBT

Obligation	Balance

Equipment financing, with interest ranging from 6.52% and 10%, payable monthly, maturing at various dates until April 2009	$70,311

Term loans, payable in monthly instalments of $1,600(CDN$1,921) without interest, maturing at various dates through August 2008	28,349

98,660
Less current portion	(41,485)

Total long term debt	$57,175

9. SALE LEASEBACK OF PRODUCTION PLANT

On August 15, 2005, Teckn-O-Laser Global Company, a wholly-owned subsidiary of the Company, sold its land and building for a gross purchase price of approximately $2,900,000 (CDN$3,400,000). The same property was leased back to Teckn-O-Laser, Inc., a wholly-owned subsidiary of the Company, for a period of approximately ten years, effective September 30, 2005.

The triple net lease is being accounted for as an operating lease, which calls for equal monthly installments. The base rent is $297,885 (CDN$345,775) per annum for the first five years, and $327,673 (CDN$380,352) per annum for the next five years of the term of the lease. The lease provides for two renewal options to extend the term of the lease each by a period of five years.

Future minimum lease payment for the year ending December 31 are as follows:

October 1 to December 31, 2005	$74,472
For years ending 2006	297,885
2007	297,885
2008	297,885
2009	297,885
thereafter	1,861,780

Total minimum payments required	$3,127,792

There was no gain recognized in the financial statements since the adjustment related to the building has been reflected in the Goodwill recognized on the acquisition of the Teckn-O-Laser Group in January, 2005.

10. BANK LINE OF CREDIT AND TERM LOANS DUE ON DEMAND

Bank Line of Credit

That Company has a credit facility with a Canadian bank that provides for aggregate borrowings of up to approximately $3.0 million (CDN$3.5 million), including an exchange line of credit for an amount of US$250,000. The loan is secured by a first ranking lien for an amount of approximately $4.3 million (CDN$5 million) on all accounts receivable and inventories. Interest is at the Bank’s Canadian prime rate plus 1% (5.25% as at September 30, 2005) and is renewable annually.

The Company is required to comply with certain financial ratios under the terms of the bank loan. As of September 30, 2005, and subsequent thereto, the Company is not in compliance with one of these financial ratios. The Company anticipates being able to cure the aforementioned default, however; the Company cannot provide any assurance that the lender will waive the violation. The lender has requested that the Company seek alternative methods of financing in order to replace this operating facility. The lender currently has the ability to demand immediate repayment of the loan which demand would have a material adverse affect on the Company’s financial position.

Term Loans

The Company has the following outstanding term loans, under which it is required to comply with certain financial ratios. As of September 30, 2005, and subsequent thereto, the Company is not in compliance with these financial ratios. For this reason, a 12.5% penalty is charged by the bank. The contractual terms of the loans, notwithstanding the Company’s event of default are as follows:

Obligation	Balance

Term loan, Secured by automotive equipment, 6.65%, payable in monthly instalments of 1,250(CDN$1,500), maturing in November 2006 (1)	$95,607
Term loan, secured by a lien on all present and future furniture, fixtures and equipment, Canadian bank prime rate plus 1% (5.25% as at September 30, 2005), payable in monthly instalments of $17,360(CDN$20,833), maturing January 2007 (1)	287,109

$382,716

The Company is continuing making the instalment payments in accordance with the terms of these obligations. The lender has not, as pf this time, exercised its right to demand immediate payment. However, the lender under these obligations has not provided the Company with a written waiver of the violation and therefore has the ability to exercise its right to demand payment at anytime. The Company cannot provide any assurance that the lender will not demand immediate payment. Accordingly, the Company has classified the outstanding balance of these loans as a current liability in the accompanying balance sheet.

11. NOTES PAYABLE

Westminster Capital Inc. Convertible Promissory Note

On January 7, 2005 the Company issued a $1,000,000 convertible promissory note (the “Note”) paying interest at the rate of 3.9% per annum to Westminster Capital Inc. (“Westminster”) in consideration of $1,000,000. Interest and principal in the Note are due January 1, 2008 subject to prepayment or conversion commencing on or after July 1, 2005. Interest and principal due on the Note are convertible into shares of common stock at a price of $.50 per share. For each share acquired upon conversion, the holder will also receive one common stock purchase warrant to purchase one share of common stock at a price of $1.50 per share at any time prior to July 1, 2008.

On September 30, 2005 the $1,000,000 note plus $28,529 of accrued interest were converted into 2,057,058 common shares and 2,057,058 warrants.

Barrington Bank International Limited

Effective January 26, 2005 the Company entered into a 5 year $1,639,320 (approximately Cdn$2,000,000) convertible loan agreement (the “Loan Agreement”) with Barrington Bank International Limited (“Barrington Bank”) with interest payable quarterly at 12% per annum during the first 12 months and 20% per annum thereafter. This obligation is subordinated to the Bank of Line of Credit and is secured by substantially all the Company’s assets.

The Loan Agreement provides for a prepayment penalty which specifies that in the event the Company prepays the obligation prior to its one year anniversary date, it will be obligated to pay a fee equal to the amount of additional interest that it would have paid had the obligation remained outstanding through the 1 year anniversary date. Commencing on the 6 month anniversary of the loan, Barrington Bank has the right to convert the remaining principal balance into shares of the Company’s common stock at a conversion price of US$1.00 per share. The Company also issued 200,000 shares of common stock to the Lender and has agreed to register these shares within the next registration statement filed by the Company. The Company accounted for the issuance of the shares as a debt discount, which is being amortized over the term of the loan.

Loewen, Ondaatje, McCutcheon Limited

Effective June 22, 2005 the Company entered into an agreement with Loewen, Ondaatje, McCutcheon Limited (“LOM”), an investment banking firm. Pursuant to the Agreement, LOM loaned the Company $1,001,000 on June 22, 2005 for the specific purpose of allowing the Company to purchase issued and outstanding shares of Turbon AG. The term of the loan is for a one year period that commenced on June 22, 2005. Interest accrued on the outstanding amount of the loan at the rate of 10% compounded semi-annually, and is payable quarterly commencing September 1, 2005. As partial consideration for entering into the Agreement, the Company issued 100,000 common stock purchase warrants to LOM, each exercisable for the purchase of one share of the Company’s common stock at a price of $1.50 per share during the 30 month period following issuance.

On July 21, 2005 pursuant to the Agency Agreement with LOM the Company offered and sold through LOM, as placement agent, 1,707,000 subscription receipts at a price of $.75 per Subscription Receipt or $1,280,250 in the aggregate. Each Subscription Receipt will be automatically exercised, without payment of any additional consideration, at the Automatic Exercise Date into, subject to adjustment, a unit consisting of one share of the Company’s common stock and one common stock purchase warrant. Each Unit Warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of $1.25 per share during the 30 month period that commenced on July 21, 2005. The offer of the Subscription Receipts was made subject to satisfaction of certain conditions (the “Qualification Conditions”). Failure to meet the Qualification Conditions by the Qualification Date, as defined below, results in each Subscription Receipt being exercised into 1.5 Units. The Qualification Date is defined as the earlier of (i) December 31, 2005; or (ii) the date ten business days following the date by which both (a) a receipt (the “Receipt”) for the final prospectus of ours that qualifies the Units and Agent’s Warrants, as such term is defined below, for issuance in Canada has been obtained by us from the securities commissions or securities regulatory authorities in those Canadian provinces where purchasers of the Subscription Receipts reside and (b) a registration statement under the Securities Act of 1933, as amended, (the Registration Statement”) has become effective for registering the resale of the Unit Shares, Unit Warrants (including those underlying the Agent’s Warrants, as defined below), and the Warrant Shares issuable upon exercise of the Unit Warrants. The Qualification Conditions are defined in the Agency Agreement as (i) our having obtained a Receipt for the Prospectus, and the Registration Statement having become effective for registering the resale of the Unit Shares, Unit Warrants (including those underlying the Agent’s Warrants, as defined below) and the Warrant Shares issuable upon exercise of the Unit Warrants; and (ii) the shares of our common stock having been listed for trading on the Toronto Stock Exchange.

Pursuant to the Agency Agreement, the Company paid the Agent a commission of $89,618 which is equal to 7% of the gross aggregate offering proceeds and issued to the Agent 119,490 warrants which is equal to 7% of the number of Subscription Receipts sold. Each warrant provides for the purchase of a Unit at a price of $.75 per Unit during the 30 month period that commenced July 21, 2005. If the Qualification Conditions have not been satisfied by the Automatic Exercise Date, as defined below, then each Broker Warrant will be automatically exercised at the Automatic Exercise Date into 1.5 Agent’s Warrants.

This loan was repaid in full, including interest of $7,679, from the proceeds of the equity securities sold on July 21, 2005 pursuant to the Agency Agreement between LOM and the Company.

12. REDEEMABLE PREFERRED STOCK OF SUBSIDIARY

As described in Note 14, the Company issued 1,932,000 shares of preferred stock in a wholly owned subsidiary as partial purchase consideration to the sellers of the Tecknolaser Group. The aforementioned shares are mandatorily redeemable at CDN$1.00 per share (US$0.83) at certain times through March 31, 2006 and contains certain provisions that would enable the holders to obtain up to 2.5 Series II Exchangeable Shares in the event of the Company’s failure to make the cash payment. Each Series II Exchangeable shares would be convertible into the Company’s common stock at the option of the holder, which could result in a substantial dilution of stockholders equity in the event of a default in addition to one share of the Company Series A Special Preferred Voting Stock.

As described in Note 20 these shares were cancelled in connection with an amendment to the Company’s commitment (under the Share Purchase Agreement) to make certain payments of contingent consideration to the sellers of the Tecknolaser Group.

13. COMMITMENTS AND CONTINGENCIES

Litigation with Former Officers

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

Other Litigation

On June 25, 2004 the Company entered into a non-binding letter agreement with Dancap Private Equity Inc. (“Dancap”) respecting the proposed sale of $2,000,000 of a 5 year, 12% secured subordinated debenture to Dancap. The proposed transaction involved the sale to Dancap of 800,000 shares of redeemable, convertible preferred stock for nominal consideration. The agreement was conditioned on the execution of a formal agreement between the parties and several other conditions. Dancap has instituted an action against the Company in Ontario Superior Court related to a break-up fee which was within the agreement. As described in Note 16, this claim was settled on November 10, 2005.

Bankruptcy of Reink USA and Liabilities of Discontinued Operations

In January, 2003 the three largest creditors (the “Petitioners”) of Reink USA (“Reink”) filed a petition to force Reink into Chapter 7 under the US Federal Bankruptcy Act. The Company believes that certain of the Petitioners and officers of this former business unit formed a new business that became a direct competitor of the Company.

In March 2003, Reink filed a motion to convert its case to a voluntary Chapter 11, which motion was accepted by the District of New Jersey, Federal Bankruptcy Court. However, as the case was subsequently converted from Chapter 11 “Reorganization” into Chapter 7 “Liquidation” on July 10, 2003, and a Bankruptcy Trustee was appointed to administer the estate. As a result, the Company lost control of Reink.

Reink’s remaining liabilities, which consist of $2,125,341 of accounts payable and accrued expenses, are presented in the accompanying balance sheet as liabilities of discontinued operations until such time that the bankruptcy is adjudicated. The Company is unaware of any changes in the status of the Bankruptcy proceedings.

Employment Agreements

Concurrent with the acquisition of the Tecknolaser Group, the Company’s President and Chief Executive Officer resigned from his position. The vacancy in this position was immediately filled by Yvon Leveille, a former shareholder of the acquiree.

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

Consulting Agreements

The Company entered into a series of consulting agreements with certain related and unrelated parties that are more fully described in Note 15.

Strategic Supply Agreement

Effective June 22, 2005, the Company entered into a Strategic Supply Agreement with Turbon AG, (“Turbon”) a leading global imaging supply company specializing in the remanufacture of laser cartridges. Pursuant to the Agreement, Turbon will become a strategic supplier of remanufactured laser toner cartridges for the Company at prices that will be competitive in the market place for such products and that will be lower than prices offered by Turbon to other third party customers for similar products under similar conditions. In consideration thereof, the Company will give preferred vendor status to Turbon and will give preference to ordering products from Turbon over competitive products of third parties as long as Turbon’s product quality meets our specifications.

As described in Note 16, the Company made a tender offer to acquire all of the outstanding capital stock of Turbon in a proposed purchase business combination, which is still subject to completion.

14. STOCKHOLDERS’ EQUITY

Private Placement of Equity Securities

In January 2005 the Company sold an aggregate of 2,530,000 units to 11 accredited investors (as defined under Securities Act Rule 144) at $.50 per unit or net proceeds of $1,121,000 ($1,265,000 less cash fees charged as reduction of the offering proceeds). Each unit consists of one share of common stock (the “Unit Shares”) and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $1.50 per share at any time during the three year period commencing on January 31, 2005.

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

Issuance of Common Stock as a Fee to Related Party Transaction Advisor

In March 2005, the Company issued an aggregate of 698,500 shares of common stock to Manchester Consolidated Corp. (“Manchester”) and its designees as part of the financing fee payable to Manchester for its role in arranging the acquisition of the Tecknolaser Group.

Issuance of Unit Shares in Settlement of Fees to Placement Agent

In March 2005, the Company issued 50,000 shares of common stock and 150,000 common stock purchase warrants to DGM Bank and Trust Inc. (“DGM”) in satisfaction and settlement of all sums due to DGM under the June 22, 2004 Agency Agreement with DGM with respect to equity sales made by the Company during the term of the Agency Agreement that were not generated by or through DGM.

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

Issuance of Series A Preferred Special Voting Stock

As described in Note 14, the Company issued 6,500,000 shares of Series A Special Voting Preferred Stock as partial purchase consideration to the former shareholders of the Tecknolaser Group. The Series A Special Voting Preferred Stock is non-participating and the holder’s rights allow them only to vote. Each Series A Special Preferred Voting share is cancellable on a one-for-one basis upon the exercise of certain cinversion privledges embedded in the Series I Exchangeable Shares described below.

Issuance of Exchangeable Shares

As described in Note 14, the Company issued 6,500,000 Series I Exchangeable Shares of 3091503 Nova Scotia Company, an indirect subsidiary, as partial purchase consideration to the former shareholders of the Tecknolaser Group. Each Series I Exchangeable Share is convertible into one share of the Company’s common stock at the option of the holder at any time. Upon issuance of any common shares of the Company, the corresponding number of Series A Preferred Special Voting will be cancelled.

Non-Employee Stock Based Compensation

In February 2005, the Company issued 100,000 stock options with an exercise price of $1.55 per share to Agora Investor Relations Corp. (“Agora”) pursuant to its February 1, 2005 Investor Relations Agreement with Agora. The options are exercisable, upon vesting, during the two year period commencing February 1, 2006. The Company is recording a charge of $111,993 equally over the 4 quarters ($27,998 each quarter) to amortize the cost of the options under the contract.

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

Equity Purchase Commitment

On January 6, 2005 the Company obtained an equity purchase commitment from Trisan Equitable Corporation (“Trisan”) pursuant to which Trisan has committed to purchase an aggregate of $1,600,000 of the Company’s common shares valued at $.50 per share in stated amounts at stated times. Pursuant thereto, Trisan had agreed to purchase 1,250,000 shares for $625,000 on September 1, 2005; 740,000 shares for $370,000 on September 30, 2005; 740,000 shares for $370,000 on December 31, 2005; and 470,000 shares for $235,000 on March 31, 2006. On each share purchase date, for each share purchased by Trisan, the Company has also agreed to issue one common stock purchase warrant, each to purchase one share of the Company’s common stock at $1.50 per share at any time during the 3 year period commencing on issuance. The warrants will contain anti-dilution and cashless exercise provisions. The Company has agreed to register the shares to be purchased by Trisan under the commitment on behalf of Trisan.

As described in Note 20, effective November 4, 2005 the equity purchase commitment was cancelled with a full release from both the Company and Trisan related to any past or ongoing future commitments.

15. RESTRUCTURING CHARGE

As a result of the changes within the existing business of the Company, and its main operating subsidiary, certain changes have been undertaken due to the outsourcing of production to the Turbon group. As a result the Company has eliminated certain positions and recorded a charge for one-time termination benefits payable to such employees in the amount of $52,505.

16. ACQUISITION OF THE TECKNOLASER GROUP

Description of Transaction

Effective January 2, 2005, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) among Adsero Corp, YAC Corp. (“YAC”), Teckn-O-Laser Company (“TOL Canada”), 3091503 Nova Scotia Company (“Acquiror”), and Teckn-O-Laser Global Company (“Acquiree”), 3091732 Nova Scotia Company (“Callco”), and the shareholders of Acquiree (the “Acquiree Shareholders”). TOL Canada is a wholly owned subsidiary of Acquiree. YAC is a wholly owned subsidiary of the Company. Callco is a wholly owned subsidiary of YAC. Acquiror is a wholly owned subsidiary of Callco.

Pursuant to the Share Purchase Agreement, The Company acquired through its subsidiary Acquiror, all of the issued and outstanding capital stock of Acquiree, effectively the Tecknolaser Group. The Tecknolaaser Group manufacturers and distributes imaging products, including remanufactured toner cartridges and remanufactured inkjet cartridges.

The Company acquired the Tecknolaser Group to establish a platform that would enable it to penetrate the imaging consumables market and to position itself to acquire other high potential businesses in the same market segment. The accompanying statement of operations for the period ended September 30, 2005 includes the results of the Technolaser Group.

The aggregate purchase price that the Company paid for its acquisition of theTecknolaser Group amounted to $8,374,652, including cash of $1,894,598, 6,500,000 Acquiror Series I Exchangeable Shares in the Acquiror Subsidiary with a fair value of $3,250,000, 1,932,000 shares of preferred stock in the Acquiror Subsidiary which are mandatorily redeemable for $1,570,732 (Note 11) and transaction fees amounting to $1,659,322.

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

Pursuant to a Lock-Up Agreement dated as of January 2, 2005, 6,000,000 of the Series I Exchangeable Shares are subject to provisions that restrict the subsequent sale, transfer, or disposal of a corresponding number of the Company’s common shares that will be issued to the holders of the Acquiror Series I Exchangeable Shares upon exchange thereof.

In addition, the Company issued 6,500,000 shares of its newly created Series A Preferred Special Voting Stock (the “Series A Preferred Stock”) for each Acquiror Series I Exchangeable Share owned. Shares of the Company’s Series A Preferred Stock have the right to vote on all matters submitted to the vote of the Company’s common shareholders on the basis of one vote for each share held.

Transaction fees include an aggregate of $640,800 in cash and common stock paid to Manchester Consolidated Corp., a related party pursuant to a consulting services agreement. The cash portion of the fee amounted to $291,550 and the stock portion includes 698,500 shares with an aggregate fair value amounting to $349,250.

A summary of the allocation of the purchase price to the fair value of assets acquired and liabilities assumed, in accordance with SFAS 141 “Business Combinations”, is as follows:

Cash	$38,348
Other current assets	8,194,656
Property, plant and equipment	4,824,329
Other assets	234,790

Fair value of assets acquired	13,292,123
Accounts payable and accrued expenses	6,189,468
Secured obligations and long term debt	6,174,877

Fair value of liabilities assumed	12,364,345

Fair value of identifiable net tangible assets acquired	927,777
Trademarks (estimated life of 15 years, straight line basis)	500,000
Goodwill	6,946,875

Total Purchase Price	$8,374,652

The allocation of the purchase price is preliminary and was prepared by management using estimates and assumptions that management believes are reasonable in the circumstances. The Company intends to commission a formal valuation study, which study could result in changes to the allocation of the purchase price and the determination of the fair value of the assets acquired and liabilities assumed and the amount of any excess that could be assigned to amortizable intangibles. During the quarter ended September 30, 2005, the Company modified its allocation of the purchase price to increase the fair market value of the plant and reduce goodwill be approximately $196,000. The modification was made to more appropriately reflect the fair value of the building based on information that became available to the Company as a result of the sale transaction described in Note 9.

The Share Purchase Agreement also provides for the Company to pay the following additional consideration (the “Contingent Consideration”) to the Acquiree shareholder at future dates, contingent upon the attainment of certain performance targets described below.

Date	Amount

March 26, 2006	$2,182,000 (approximately US $1,817,606)
March 31, 2007	$1,000,000 (approximately US$833,333)
March 31, 2008	$1,000,000 (approximately US$833,333)

Notwithstanding the forgoing, the 2006 Payment is not due and payable in the event that Acquiree’s Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) for the year ending December 31, 2005, is less than CDN$1,000,000. The 2007 Payment is not due and payable in the event that Acquiree’s EBITDA for the year ending December 31, 2006 is less than CDN$1,500,000. The 2008 Payment is not due and payable in the event that Acquiree’s EBITDA for the year ending December 31, 2007 is less than CDN$2,000,000.

The following table provides unaudited pro-forma results of operations and loss per share data for the 3 and 9 months ended September 30, 2004 as if the Tecknolaser Group had been acquired on January 1, 2004.

	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2004

Revenues	7,229,237	$22,069,383
Cost of good sold	5,601,665	17,297,314

Gross profit	1,627,572	4,772,069
Operating expenses
Selling General & Administration	1,789,804	4,824,152
Conversion of debt expense		627,340
Depreciation and amortization	161,372	555,146

Total operating expenses	1,951,176	6,006,638
Loss from operations	(323,604)	(1,234,569)
Interest expense	163,564	533,544

Loss before income taxes	(487,168)	(1,768,113)
Income taxes (benefit)	(42,074)	(135,607)

Net Loss	$(445,094)	$(1,632,506)

Net Loss per share basic	$(0.04)	$(0.19)

Share Voting, Support and Exchange Agreements

Series I Exchangeable Share Voting, Support and Exchange Agreement

Subject to the terms of a Series I Exchangeable Share Voting, Support and Exchange Agreement, dated as of January 2, 2005 (the “Series I Support Agreement”), among us, YAC, Callco, Acquiror and the Acquiree Shareholders holding Series I Exchangeable Shares of Acquiror (the “Holders”), the holders of Acquiror Series I Exchangeable Shares have the option of converting any Post Closing Payments due to them into Acquiror Series I Exchangeable Shares at a conversion rate calculated by dividing the dollar amount of any converted payments by an amount representing the greater of:

US$1.00 converted to CDN dollars; or 80% of the average closing price of the Company’s common stock converted to CDN dollars for the twenty trading days immediately preceding the date on which an Acquiree Shareholder provides a notice of conversion to Acquiree.

All Holders of Acquiror Series I Exchangeable Shares were issued one share of the Company’s newly created Series A Preferred Special Voting Stock (the “Series A Preferred Stock”) for each Acquiror Series I Exchangeable Share owned. Shares of the Company’s Series A Preferred Stock have the right to vote on all matters submitted to the vote of the Company’s common shareholders on the basis of one vote for each share held. The Series A Preferred Stock is non-transferable, other than upon sale or exchange on disposition of the corresponding Acquiror Series I Exchangeable Shares, which triggers a requirement for the holder to deliver a like number of shares of Series A Preferred Stock to us for cancellation. The Series I Support Agreement also contains provisions that grant Callco the right, exercisable upon the occurrence of certain events, including the proposed dissolution or liquidation of Acquiror or a prior retraction request by the Holder, to require the Holders to sell their Series I Exchangeable Shares to Callco. Similarly, the Series I Support Agreement grants the Holder the right to require Callco to purchase from the Holder all or any part of the holder’s Acquiror Series I Exchangeable Shares upon certain events including the institution by Acquiror of any proceeding to be adjudicated a bankrupt or insolvent or to be dissolved or wound up. The Series I Support Agreement further provides for automatic exchange upon the sale of all or substantially all of the Company’s assets, or upon the Company’s liquidation or dissolution. The Series I Support Agreement further provides that so long as any Acquiror Series I Exchangeable Shares are issued and outstanding, that the Company and its subsidiaries cannot declare or pay a dividend on the Company’s respective common stocks unless an equivalent dividends is declared or paid, as the case may be, on the Series I Exchangeable Shares.

Preferred Share Purchase and Support Agreement

Subject to the terms of a Preferred Share Purchase and Support Agreement, dated as of January 2, 2005 (the “Preferred Share Support Agreement”), among us, YAC, Callco, Acquiror and the Acquiree Shareholders holding Acquiror Preferred Shares, and subject to Callco’s right (the “Retraction Call Right”), exercisable upon the occurrence of certain events to require the Holders of Acquiror Preferred Shares to sell such shares to Callco, the Acquiree Shareholders, as Holders of Acquiror Preferred Shares, have the rights set forth in Schedule A of the Preferred Share Support Agreement. Dividends are not payable on the Acquiror Preferred Shares but as long as they are outstanding, Acquiror cannot, without the approval of the holders of the Acquiror Preferred Shares, pay any dividends on Acquiror’s common shares or redeem or purchase or make any capital distributions in respect of any Acquiror common shares. Holders of Acquiror Preferred Shares are entitled to a specially designated right, subject to the exercise of the Retraction Call Right by Callco and compliance with other terms of the Preferred Share Support Agreement, to require Acquiror to redeem their Acquiror Preferred Shares at a price of CDN$1.00 per share at specified times. The times at which holders of Acquiror Preferred Shares may make such requests are as follows:

Number of Acquiror
Dates	Preferred Shares
September 1, 2005	750,000
September 30, 2005	443,250
December 31, 2005	443,250
March 31, 2006	295,500

The September 1, and September 30, 2005 obligations for redemption were delayed at the request of the Company. On November 4, 2005 all of the Acquiror Preferred Shares along with all future payments under the earn-out obligation were cancelled in exchange for $600,000 cash payment on or before November 24, 2005, 3,272,397 common shares and $2,290,678 in payments to be paid equally over 6 quarters commencing March, 2005.

Series II Exchangeable Share Voting, Support and Exchange Agreement

Subject to the terms of a Series II Exchangeable Share Voting, Support and Exchange Agreement, dated as of January 2, 2005 (the “Series II Support Agreement”) among the Company, YAC, Callco, Acquiror and the Acquiree stockholders holding Series II Exchangeable Shares of Acquiror (the “Acquiror Series II Exchangeable Shares”), the Holders of the Acquiror Series II Exchangeable Shares have the option (subject to the right of Callco (the “Retraction Call Right”) exercisable upon the occurrence of certain events to require the Holders to sell their Acquiror Series II Exchangeable Shares to Callco) to require Acquiror to redeem any or all of the Holders’s Acquiror Series II Exchangeable Shares at a price equal to:

the then current market price for one share of the Company’s common stock which is payable by the delivery of one (1) share of the Company’s common stock; plus the amount of all cash dividends declared and unpaid by us on the Company’s common stock at the effective time of such action; plus the amount of all declared and unpaid non-cash dividends or other distributions by us on the Company’s common stock at the effective time of such action.

Notwithstanding the forgoing, during the first ninety days following the issuance of any Series II Exchangeable Shares, the Holders can only require the Acquiror to redeem half of their Series II Exchangeable Shares.

All Holders of Acquiror Series II Exchangeable Shares receive one share of the Company’s Series A Preferred Stock for each of their Acquiror Series II Exchangeable Shares. Contemporaneously with the completion of any transaction pursuant to which any Acquiror Series II Exchangeable Shares held by a Holder is retracted, redeemed, purchased or exchanged, such Holder(s) shall surrender to us a like number of shares of Series A Preferred Stock for cancellation. Holders of Acquiror Series II Exchangeable Shares are entitled to receive dividends on such shares at the times and in the amounts of any dividends declared by us on the Company’s common stock. The Series II Support Agreement also places limitations on Acquiror’s ability to pay dividends on its common stock while shares of Acquiror Series II Exchangeable Shares are issued and outstanding. The Series II Support Agreement grants the Holders the right to require Callco to purchase from the Holders all or any part of the Holder’s Acquiror Series II Exchangeable Shares upon certain events including the institution by Acquiror of any proceeding to be adjudicated a bankrupt or insolvent or to be dissolved or wound up. The Series II Support Agreement further provides for automatic exchange upon the Company’s liquidation or dissolution or upon the sale of all or substantially all of the Company’s assets.

As described in Note 20, effective November 4, 2005, the Company and the Aquiree Shareholders agreed to modify certain provisions of the original Share Purchase Agreement relating ot the payment of contingent consideration and to cancel 1,932,000 Redeemable Preferred Shares in exchange for $2,890,678 in cash and 600,000 shares of the Company common stock.

17. CONSULTING AGREEMENTS

Westminster Capital Corp.

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

6327214 Canada Inc. (A Related Party)

In January 2005, the Company executed a consulting agreement with 6327214 Canada Inc., a company owned by William Smith, the Company’s CFO, to provide consulting services to the Company. 6327214 Canada Inc. is paid approximately $11,500 per month based on invoicing to the Company. In addition, the Company covers all business related expenses incurred by 6327214 Canada Inc. while delivering the consulting services. This agreement continues until terminated and can be terminated by the Company upon 10 months written notice. At the same time the existing agreement with Manchester Administrative Services providing consulting services was terminated.

Agora Investor Relations Corp.

Effective February 1, 2005 the Company entered into a 1 year Investor Relations Agreement with Agora Investor Relations Corp., an Ontario, Canada corporation (“Agora”) pursuant to which Agora provides shareholder relation services and, subject to compliance with applicable laws, rules and regulation, other services intended to raise public awareness of the Company’s business. Compensation under this arrangement includes monthly cash payments amounting to CDN$2,750 (approximately US$2,300) and 100,000 stock options with an exercise price of $1.55 per share issued at the inception of the agreement (Note 13).

The options are exercisable, upon vesting, during the period February 1, 2006 through February 1, 2008. 25,000 of the options vest on each of May 1, 2005; August 1, 2005; November 1, 2005; and February 1, 2006. The agreement is renewable at the Company’s option, for an additional 1 year term on similar terms.

Stockgroup Media Inc.

Effective February 1, 2005 the Company entered into a 1 year Investor Relations Agreement with Stockgroup Media Inc., a Canadian corporation (“Stockgroup”) pursuant to which Stockgroup provides shareholder relation services and, subject to compliance with applicable laws, rules and regulations, other services intended to raise public awareness of the Company’s business. In consideration of such services, the Company is paying Stockgroup monthly compensation of CDN$2,250 (approximately US$1,920).

18. PROPOSED ACQUISITION OF TURBON AG

In April 2005, the Company made a tentative offer to the management of Turbon to acquire all the outstanding shares of Turbon, a leading global imaging supply company publicly traded on the Frankfurt stock exchange. The aggregate offering price pursuant to the offer, as amended, amounts to approximately US$56.8 million in cash. The Turbon Executive Board has agreed to meet with us to discuss the details of our offer as well as the planned role and significance of Turbon within the combined entity in the event the acquisition is accomplished. If amenable to our offer, Turbon’s Executive Board will provide its recommendation to Turbon’s shareholders. The completion and closing of this transaction is subject to certain conditions, including but not limited to, completing due diligence, raising the necessary funds to close the transaction, and obtaining the approval of Turbon’s shareholders. The Company cannot provide any assurance that it will complete this proposed acquisition or that the terms of the transaction if completed will not be materially different from the terms that are currently proposed.

On June 21, 2005 and June 22, 2005 the Company entered into stock purchase agreements with each of NCR Corporation, Holger Brueckmann - Turbon and Gothaer Lebensversicherung AG (the “Selling Shareholders”). Pursuant to the Agreements, the Selling Shareholders have agreed to sell to the Company an aggregate of 2,509,000 shares of Turbon capital stock owned by them in the event the Company submits a public offer for the acquisition of the such shares in accordance with the terms of the Securities Acquisition and Takeover Act, to which Turbon is subject, by September 30, 2005. Prior to the end of the quarter all the above shareholders extended the agreements to December 31, 2005. The purchase price for the Vendor Shares, which is payable in cash or a combination of cash and stock, will be made for at least $14 per share. Under the Agreements, the Company is not required to submit an offer to purchase the Vendor Shares or any other Turbon shares.

Effective June 22, 2005 the Company entered into a Share Purchase Agreement with Turbon pursuant to which it agreed to purchase 400,000 Turbon shares from Turbon’s treasury at a purchase price of $14 per share or an aggregate of $5,600,000 (the “Purchase Price”). On June 23, 2005 the Company paid Turbon $1,001,000 of the Purchase Price which represents 71,500 shares. Such funds were obtained under the loan facility with LOM described in Note 10. The balance of $4,599,000 (328,500 shares) was completed November 4, 2005 (see Note 18 below). These funds were comprised of $1.2 million from a private placement, a $2.8 million term loan from Turbon International, and a $600,000 loan from three shareholders, two of which are officers of the Company.

The Company classified its investment in these securities as investment in prospective acquiree in the accompanying balance sheet pending its completion of the transaction.

19. MAJOR CUSTOMERS AND FOREIGN AND DOMESTIC SALES

During the nine months ended September 30, 2005, ten customers represented 42% of our total sales and one customer represented approximately 16% of our total sales. Sales to customers in the United States represented 59% of total sales and sales to customers outside the United States represented 41% of total sales.

20. SUBSEQUENT EVENTS

Private Placements and Loans

On November 4, 2005 the Company sold 2,400,000 subscription receipts at a price of $.50 per subscription receipt or an aggregate of $1,200,000 to HBT Holdings GmbH, each subscription receipt to be automatically exercised, without payment of any additional consideration, on January 31, 2006 into, subject to adjustment, one unit. Each unit consists of one share of common stock (the “Unit Shares”) and one common stock purchase warrant (the “Unit Warrants”) .Each warrant entitles the holder to purchase, subject to adjustment, an additional share of common stock (the “Warrant Shares”) at a price of $1.25 per share during the period ending at 5:00 p.m. (Toronto time) on May 3, 2008. We have agreed to use best efforts to file a registration statement on or before March 31, 2006 and to have such registration statement declared effective within 90 days of filing, registering the resale of the Unit Shares and Unit Warrants and the issuance of the Warrant Shares. The issuance of the subscription receipts was made in reliance on Regulation S under the Securities Act of 1933, as amended. Proceeds from the sales were utilized to purchase certain Turbon AG shares (See below).

On November 4, 2005 the Company received aggregate loans of $600,000 from three related persons. In consideration thereof, the Company issued 5% convertible promissory notes due December 31, 2006 (the “Maturity Date”) to Alain Lachambre ($136,198), Yvon Leveille ($328,113) and Manchester Consolidated Corp. ($135,689). Interest and principal on the notes are due on the Maturity Date. The notes can be prepaid at any time. If all principal and interest due on the notes are not paid in full on the Maturity Date, the respective holders may, at their sole option, convert the total amount of unpaid principal and interest into shares of common stock at the rate of $.50 per share. The issuance of the notes was made in reliance on Section 4(2) of the Securities Act of 1933, as amended. The loan proceeds were utilized to purchase certain Turbon shares. (See below).

On November 9, 2005 the Company entered into an Agency Agreement with Loewen, Ondaatje, McCutcheon Limited (“LOM”) pursuant to which the Company offered and sold through LOM, as placement agent, (the “Agent”) 4,000,000 subscription receipts (the “Subscription Receipts”) at a price of $.50 per Subscription Receipt or $2,000,000 in the aggregate. The offering was made to non-US persons in reliance on Regulation S under the Securities Act of 1933 as amended. Each Subscription Receipt will be automatically exercised, without payment of any additional consideration, at the Automatic Exercise Date, as defined below, into, subject to adjustment, a unit (the “Units”) consisting of one share of common stock (the “Unit Shares”) and one common stock purchase warrant (the “Unit Warrants”). Each Unit Warrant entitles the holder to purchase an additional share of common stock (the “Warrant Shares”) at a price of $1.25 per share during the 30 month period that commenced on November 9, 2005.

Pursuant to the Agency Agreement, the Company paid the Agent a commission of $140,000 which is equal to 7% of the gross aggregate offering proceeds and issued to the Agent 280,000 broker warrants (the “Broker Warrants”) which is equal to 7% of the number of Subscription Receipts sold. Each Broker Warrant will be automatically exercised, without payment of any consideration, at the Automatic Exercise Date, as defined below, into, subject to adjustment, one agent’s warrant (the Agent’s Warrant”). Each Agent’s Warrant entitles the holder, subject to adjustment and the terms and condition set forth in the Agent’s Warrant certificate, to purchase one Unit at a price of $.50 per Unit during the 30 month period that commenced November 9, 2005.

For purposes of the Agency Agreement, the Automatic Exercise Date means the earlier of (i) December 31, 2005; (ii) the closing date in respect of the Prospectus and the Registration Statement, as defined below; and (iii) the Qualification Date, as defined below.

The Qualification Date is defined as the earlier of (i) December 31, 2005; or (ii) the date ten business days following the date by which both (a) a receipt (the “Receipt”) for the final prospectus that qualifies the Units and Agent’s Warrants for issuance in Canada (the “Prospectus”) has been obtained from the securities commission or securities regulatory authorities in those Canadian provinces where purchasers of the Subscription Receipts reside and (b) a registration statement under the Securities Act of 1933, as amended, (the “Registration Statement”) has become effective for registering the resale of the Unit Shares, Unit Warrants (including those underlying the Agent’s Warrants, as defined below), and the Warrant Shares issuable upon exercise of the Unit Warrants. In all events the Company has agreed to use best efforts to have the common shares listed for trading on the Toronto Stock Exchange, file and obtain the Receipt for the Prospectus and file and have the Registration Statement declared effective by March 31, 2006.

Pursuant to the Agency Agreement, the Company also granted the Agent the right to act as co-lead member of an investment banking syndicate for purposes of marketing and selling any brokered equity financing for the Company in Canada for a period of one year commencing November 9, 2005. The Company also granted the Agent the right to a minimum participation of 15% on any brokered equity financing in the United States for a period of one year commencing November 9, 2005.

Modifications to Share Purchase Agreement

On November 4, 2005 the Company entered into an agreement with 9144-6773 Quebec Inc. and 9144-6906 Quebec Inc. (the “Modification Agreement”), providing for the restructuring of certain payment stipulated in the Share Purchase Agreement described in Note 14. These obligations were modified to improve the Company’s liquidity and facilitate its purchase of treasury shares of Turbon AG as described below.

Pursuant to the restructuring, the Company and Acquiree Shareholders agreed to cancel any obligation on the part of the Company to (a) ,make any Contingent Consideration payments to the Acquiree Shareholders (described in the Share Purchase Agreement) and (b) redeem the 1,932,000 shares of Redeemable Preferred Stock originally issued as part of the purchase consideration (Notes 11 and 14). In exchange, the Company agreed to make an immediate payment of $600,000 to the Acquiree Shareholders, issue 3,272,397 shares to the Acquiree Shareholders, make an aggregate of $2,290,678 in additional cash payments in six equal installments of $381,780 each on March 31, 2007; June 30, 2007; September 30, 2007; December 31, 2007; March 31, 2008 and June 30, 2008.

Share Purchase Agreement with Turbon AG

Effective June 22, 2005 the Company entered into a Share Purchase Agreement (the “Agreement”) with Turbon AG (“Turbon”) pursuant to which the Company agreed to purchase 400,000 Turbon shares from Turbon’s treasury at a purchase price of $14 per share or an aggregate of $5,600,000 (the “Purchase Price”). On June 23, 2005 the Company paid Turbon $1,001,000 of the Purchase Price and acquired 71,500 of the 400,000 Turbon shares. On November 4, 2005 the Company paid Turbon an additional $4,599,000 and acquired the remaining 328,500 of the 400,000 Turbon shares. Manchester Consolidated Corp. is entitled to acquisition fees under their agreement of $642,000. The acquisition fees will be paid in a combination of cash of $82,000 and the balance in shares of common stock. For such purposes, the common stock will be valued at $.50 per share.

Loan Agreement with Turbon International Inc.

As of November 4, 2005 the Company entered into a Loan Agreement (the “Loan Agreement”) with Turbon International Inc., (“Turbon International”), a wholly subsidiary of Turbon AG, and Teckn-O-Laser Global Company, a wholly owned subsidiary of the Company (“Teckn-O-Laser”). Pursuant to the Loan Agreement, Turbon International made a $2,800,000 term loan to the Company and extended a line of credit for up to an additional $2,800,000. Proceeds from the term loan were utilized to purchase certain Turbon AG shares (see above). In consideration of the $2,800,000 term loan, the Company issued a 5% promissory note to Turbon International. Interest under the term loan note is payable quarterly on each of January 31, April 30, July 31 and October 31 during the term of the loan commencing January 31, 2006. Principal and accrued but unpaid interest under the term loan note are due October 31, 2008 subject to acceleration upon an event of default. The loan can be prepaid at any time prior to maturity without penalty. The line of credit may only be used for the purpose of purchasing products from Turbon International and certain affiliated entities. The Company will pay interest of 5% per annum on all sums advanced under the line of credit. Interest will be due and payable on the last day of each quarter starting with the quarter ending November 30, 2005. Principal and accrued but unpaid interest under the line of credit are due October 31, 2006 subject to acceleration upon an event of default. All advances under the line of credit will be evidenced by promissory notes. Amounts borrowed under the line of credit may be repaid at any time prior to maturity without penalty and may be re-borrowed.

Upon an event of default under the term loan or line of credit the interest rate payable under the applicable notes will be increased from 5% to 9% until cured. The Company’s indebtedness to Turbon International under both the term loan and line of credit has been guaranteed by Teckn-O-Laser and, subject to the receipt of written consent from existing secured lenders, will be secured by a first priority loan on the 400,000 shares of common stock of Turbon AG.

Litigation Settlement

The Company settled its litigation with Dancap for approximately $42,500 (Cdn$50,000) on November 10, 2005

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

As of September 30, 2005, we had a working capital deficiency of approximately $4,649,023 (including approximately $2,125,037 related to the discontinued operation leaving a net working capital deficiency of approximately $2,523,986). At September 30, 2005 and subsequent thereto, we are not in compliance with certain covenants under a line of credit obligation and certain of its term loans. The lender under these obligations has the right to demand immediate repayment of these loans due to this event of default. See Item 3 hereof. The exercise of this right and the requirement to immediately repay the outstanding balance, which amounts to an aggregate of $2,517,636 at September 30, 2005, would have a material adverse effect on our business. We cannot provide any assurance that the lender under these obligations will provide us with a waiver of this breach of covenant.

Our ability continued existence is dependent upon our ability to raise additional capital and generate revenue and operating cash flow through the execution of our business plan. We can not provide any assurance that we will be able obtain the financing we needs to sustain the business until such time that we generate sufficient revenue and operating cash flow through the operations of the Tecknolaser Group or other prospective acquiree businesses. These matters raise substantial doubt about our ability to continue as a going concern.

Subsequent to September 30, 2005 we raised approximately $4.4 million in additional equity and entered into a loan agreements for approximately $7.2 million with various parties. These financings allowed us to acquire Teckn-O-Laser Global Company in January 2005 and an aggregate of 400,000 treasury shares of Turbon AG in June 2005 and November 2005. In April 2005 we announced our intention to launch a formal takeover offer for 100% of the shares of Turbon AG, a German public company operating in the same business. As discussed above, we have acquired 400,000 common shares of Turbon AG which equates to approximately 10% of Turbon AG’s outstanding common shares.

Except as provided herein, we have no present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except as noted herein, we know of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way. We have no material commitments for capital expenditures. As a result of the Teckn-O-Laser Global Company acquisition we operate a plant in Sainte Julie, Quebec that is equipped to remanufacture laser toner printer cartridges. We also conduct reverse engineering of products at this location. During its 2003 and 2004 fiscal years ended April 30, 2003 and April 30, 2004, respectively, Teckn-O-Laser Global Company expended approximately $395,833 (approximately CDN$475,0000) and $280,000 (approximately CDN$336,000) on this reverse engineering process. We anticipate spending approximately $350,000 on the reverse engineering during 2005. We have 232 employees as a result of the acquisition. We presently have sufficient cash available together with anticipated cash flow from operations to cover our anticipated cash requirements for our existing operations for the next 12 months. We anticipate however, that we will need additional financing during the next 12 months with respect to our intended acquisition of the balance of Turbon AG and any other acquisitions that we may decide to engage in.

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

As of the end of the period covered by this Quarterly Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13-d-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB our disclosure controls and procedures were adequate to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Officers’ Certifications

Appearing as exhibits to this Quarterly Report are “Certifications” of the CEO and the CEO. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Quarterly Report contains information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Our Company is not an accelerated filer (as defined in the Securities Exchange Act) and is not required to deliver management’s report on control over our financial reporting until our fiscal year ended December 31, 2006.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January, 2003 the three largest creditors of Reink USA filed a petition to force Reink into Chapter 7 under the US Federal Bankruptcy Act. We believe that some of the creditors involved with the petition assisted the new business which competed directly against us and was founded by our former CEO and VP of Finance. Reink USA filed a motion to have the petition thrown out since the third creditor withdrew from the filing and also since the counsel for the petitioners withdrew. Subsequently the remaining two creditors provided a new third creditor and amended the filing. This new third creditor also subsequently withdrew and the two remaining creditors found two other creditors and filed an amendment. During March 2003, Reink USA’s motion to convert to a voluntary Chapter 11 was accepted by the District of New Jersey, Federal Bankruptcy Court. As a result of failed negotiations with our largest suppliers, on July 10, 2003, Reink USA was moved from Chapter 11 “Reorganization” into Chapter 7 “Liquidation” and a Bankruptcy Trustee was appointed to administer the estate. As a result, we lost control of Reink USA and Reink USA is presented for all periods as a discontinued operation. The Company is unaware of any changes in the status of the Bankruptcy proceedings.

In June 2005, we were served with a Statement of Claim by Dancap Private Equity Inc. (“Dancap”). The Statement of Claim alleges that we are in breach of certain obligations under a letter agreement between us and Dancap, dated September 25, 2004, with respect to a possible investment in us by Dancap. The Statement of Claim relates to a break fee provision contained in the letter agreement and seeks CDN$107,000 in damages together with interest and costs. On November 10, 2005 we settled this claim for a total of Cdn $50,000 or approximately US$42,500. We obtained full releases related to this matter.

No other material legal proceedings are pending to which we or any of our property are subject, nor to our knowledge are any such proceedings threatened.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with our July 21, 2005 Agency Agreement with Loewen, Ondaatje, McCutcheon Limited described in Item 5 hereof, and the related offering made thereunder, on July 21, 2005 we issued the following securities.

(i)	1,707,000 Subscription Receipts
(ii)	119,490 Broker Warrants

For a detailed description of the foregoing securities and the securities into which they will be automatically exercised, reference is made to Item 5 hereof.

Effective September 30, 2005 Westminster Capital Inc., the holder of our January 7, 2005 3.9% 1,000,000 convertible promissory note, converted the principal ($1,000,000) and interest ($28,529) then due thereon, at a conversion price of $.50 per unit, into an aggregate of 2,057,058 units. Each unit consists of one share of our common stock and one common stock purchase warrant each of which is exercisable to purchase an additional share of our common stock at a price of $1.50 per share at any time prior to July 1, 2008. We have yet to issue the 2,057,058 shares but expect to do so shortly.

On November 4, 2005 we sold 2,400,000 subscription receipts at a price of $.50 per subscription receipt or an aggregate of $1,200,000 to HBT Holdings GmbH, each subscription receipt to be automatically exercised, without payment of any additional consideration, on January 31, 2006 into, subject to adjustment, one unit. Each unit consists of one share of our common stock (the “Unit Shares”) and one common stock purchase warrant (the “Unit Warrants”) .Each warrant entitles the holder to purchase, subject to adjustment, an additional share of our common stock (the “Warrant Shares”) at a price of $1.25 per share during the period ending at 5:00 p.m. (Toronto time) on May 3, 2008. We have agreed to use our best efforts to file a registration statement on or before March 31, 2006 and to have such registration statement declared effective within 90 days of filing, registering the resale of the Unit Shares and Unit Warrants and the issuance of the Warrant Shares. Proceeds from the sales were utilized to purchase certain Turbon AG shares (See Item 5 – Turbon Share Purchase Agreement).

On November 4, 2005 we received aggregate loans of $600,000 from three related persons. In consideration thereof, we issued 5% convertible promissory notes due December 31, 2006 (the “Maturity Date”) to Alain Lachambre ($136,198), Yvon Leveille ($328,113) and Manchester Consolidated Corp. ($135,689). Interest and principal on the notes are due on the Maturity Date. The notes can be prepaid by us at any time. If all principal and interest due on the notes are not paid in full on the Maturity Date, the respective holders may, at their sole option, convert the total amount of unpaid principal and interest into shares of our common stock at the rate of $.50 per share. The loan proceeds were utilized to purchase certain Turbon AG shares. (See Item 5 – Turbon Share Purchase Agreement).

On November 4, 2005 we entered into a term loan with Turbon International Inc. as more fully described in Item 5 hereof. In connection therewith we issued to Turbon International Inc. a $2,800,000 5% promissory note due October 31, 2008.

In connection with our November 9, 2005 Agency Agreement with Loewen, Ondaatje, McCutcheon Limited described in Item 5 hereof, and the related offering made thereunder, on November 9, 2005 we issued the following securities:

(i)	4,000,000 Subscription Receipts
(ii)	280,000 Broker Warrants

For a detailed description of the forgoing securities and the securities into which they will be automatically exercised, reference is made to Item 5 hereof.

All of the foregoing issuances were made in reliance on Section 4(2) or Regulation S of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Bank Line of Credit

We currently have a credit facility with a Canadian bank that provides for aggregate borrowings of up to approximately $3.0 million (CDN$3.5 million), including an exchange line of credit for an amount of US$250,000. The loan is secured by a first ranking lien for an amount of approximately $4.3 million (CDN$5 million) on all accounts receivable and inventories. Interest is at the Bank's Canadian prime rate plus 1% (5.25% as at September 30, 2005) and is renewable annually.

We are required to comply with certain financial ratios under the terms of the bank loan. As of September 30, 2005, and subsequent thereto, we were not in compliance with one of these financial ratios. We anticipate being able to cure the aforementioned default, however; we cannot provide any assurance that the lender will waive the violation. The lender has requested that we seek alternative methods of financing in order to replace this operating facility.  The lender currently has the ability to demand immediate repayment of the loan which demand would have a material adverse effect on our financial position.

ITEM 5.	OTHER INFORMATION

Turbon Share Purchase Agreement

Effective June 22, 2005 we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Turbon AG pursuant to which we agreed to purchase 400,000 Turbon AG shares from Turbon AG’s treasury at a purchase price of $14 per share or an aggregate of $5,600,000 (the “Purchase Price”). On June 23, 2005 we paid Turbon $1,001,000 of the Purchase Price and acquired 71,500 of the 400,000 shares. On November 4, 2005 we paid Turbon AG $4,599,000 of the Purchase Price and acquired the remaining 328,500 shares. In furtherance of the Share Purchase Agreement, we have obtained irrevocable agreements from Turbon AG’s three largest shareholders, with aggregate holdings of 2,509,000 Turbon AG shares, in which each of the shareholder’s have agreed to sell all of the Turbon AG shares owned by them or affiliated entities to us, upon a formal takeover offer by us, at a price of $14 per share in cash or a combination of cash and stock. The 400,000 shares purchased by us represent 9.928% of Turbon AG’s outstanding share capital consisting of 4,029,000 shares. The Share Purchase Agreement is part of our larger plan to acquire all or a majority of Turbon AG’s outstanding shares. The closing and completion of any such transaction will be subject to certain conditions including but not limited to, raising of necessary funds to close the transaction and obtaining the approval of Turbon AG’s shareholders. No assurance can be given that we will be able to close and complete the transaction. Pursuant to the Share Purchase Agreement, Manchester Consolidated Corp. is entitled to acquisition fees of $642,000. The acquisition fee is being paid in a combination of cash ($82,000) and the balance in shares of our common stock. For such purposes, the common stock will be valued at $.50 per share.

Sale Leaseback Of Production Plant

On August 15, 2005 our wholly owned subsidiary, Teckn-O-Laser Global Company, sold its land and building for a gross purchase price of approximately $2,900,000 (CDN$3,400,000). The same property was leased back to our wholly owned subsidiary, Teckn-O-Laser, Inc., for a period of approximately ten years, effective September 30, 2005, under a triple net lease which provides for payments in equal monthly installments. The base rent under the lease is $297,885

(CDN$345,775) per annum for the first five years, and $327,673 (CDN$380,352) per annum for the next five years of the term of the lease. The lease provides for two renewal options to extend the term of the lease each by a period of five years.

LOM Loan Agreement

Effective June 22, 2005 we entered into an agreement (the “Loan Agreement”) with Loewen, Ondaatje, McCutcheon Limited (“LOM”), an investment banking firm. Pursuant to the Loan Agreement, LOM loaned us $1,001,000 on June 22, 2005 for the specific purpose of allowing us to purchase issued and outstanding shares of Turbon AG. The term of the loan was the one year period that commenced on June 22, 2005. Interest accrued on the outstanding amount of the loan at the rate of 10% compounded semi-annually, and was payable quarterly commencing June 1, 2005. As partial consideration for entering into the Agreement, we issued 100,000 common stock purchase warrants to LOM, each exercisable for the purchase of one share of our common stock at a price of $1.50 per share during the 30 month period following issuance. The LOM loan was repaid in full from the proceeds of our July 21, 2005 private placement discussed below.

July 21, 2005 Agency Agreement and Private Placement

In connection with the LOM Loan Agreement, on July 21, 2005 we entered into an Agency Agreement with LOM. The proceeds from the July 2005 private placement were used to repay all principal and interest due under our loan from LOM.

On July 21, 2005 pursuant to the Agency Agreement with LOM we offered and sold through LOM, as placement agent, (the “Agent”) 1,707,000 subscription receipts (the “Subscription Receipts”) at a price of $.75 per Subscription Receipt or $1,280,250 in the aggregate. The offering was made to non-US persons in reliance on Regulation S under the Securities Act of 1933 as amended. Each Subscription Receipt will be automatically exercised, without payment of any additional consideration, at the Automatic Exercise Date, as defined below, into, subject to adjustment, a unit (the “Units”) consisting of one share of our common stock (the “Unit Shares”) and one common stock purchase warrant (the “Unit Warrants”). Each Unit Warrant entitles the holder to purchase an additional share of our common stock (the “Warrant Shares”) at a price of $1.25 per share during the 30 month period that commenced on July 21, 2005.

The offer of the Subscription Receipts was made subject to satisfaction of certain conditions (the “Qualification Conditions”). Failure to meet the Qualification Conditions by the Qualification Date, as defined below, results in each Subscription Receipt being exercised into 1.5 Units. We do not expect to satisfy the Qualification Conditions by the Qualification Date. The Qualification Date is defined as the earlier of (i) December 31, 2005; or (ii) the date ten business days following the date by which both (a) a receipt (the “Receipt”) for the final prospectus of ours that qualifies the Units and Agent’s Warrants, as such term is defined below, for issuance in Canada has been obtained by us from the securities commissions or securities regulatory authorities in those Canadian provinces where purchasers of the Subscription Receipts reside and (b) a registration statement under the Securities Act of 1933, as amended, (the Registration Statement”) has become effective for registering the resale of the Unit Shares, Unit Warrants (including those underlying the Agent’s Warrants, as defined below), and the Warrant Shares issuable upon exercise of the Unit Warrants. The Qualification Conditions are defined in the Agency Agreement as (i) our having obtained a Receipt for the Prospectus, and the Registration Statement having become effective for registering the resale of the Unit Shares, Unit Warrants (including those underlying the Agent’s Warrants, as defined below) and the Warrant Shares issuable upon exercise of the Unit Warrants; and (ii) the shares of our common stock having been listed for trading on the Toronto Stock Exchange.

Pursuant to the July 21, 2005 Agency Agreement, we paid the Agent a commission of $89,618 which is equal to 7% of the gross aggregate offering proceeds and issued to the Agent 119,490 broker warrants (the “Broker Warrants”) which is equal to 7% of the number of Subscription Receipts sold. Each Broker Warrant will be automatically exercised, without payment of any consideration, at the Automatic Exercise Date, as defined below, into, subject to adjustment, one agent’s warrant (the Agent’s Warrant”). Each Agent’s Warrant entitles the holder, subject to adjustment and the terms and condition set forth in the Agent’s Warrant certificate, to purchase from us one Unit at a price of $.75 per Unit during the 30 month period that commenced July 21, 2005. If the Qualification Conditions haven’t been satisfied by the Automatic Exercise Date, as defined below, then each Broker Warrant will be automatically exercised at the Automatic Exercise Date into 1.5 Agent’s Warrants. We do not expect to satisfy the Qualification Conditions by the Qualification Date.

For purposes of the Agency Agreement, the Automatic Exercise Date means the earlier of (i) December 31, 2005; (ii) the closing date in respect of the Prospectus and the Registration Statement; and (iii) the Qualification Date.

Pursuant to the Agency Agreement, our officers and directors entered into 180 day lock up agreements whereby they agreed not to directly or indirectly, offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of our common stock, or any financial instruments or securities convertible into, exercisable or exchangeable for, or that represent the right to receive shares of our common stock or similar securities now owned directly or indirectly by them or under their control or direction or with respect to which they have beneficial ownership, or enter into any swap, forward or other arrangement that transfers all or a portion of the economic consequences associated with the ownership of their securities or agree to do any of the forgoing or publicly announce any intention to do the foregoing. Pursuant to the Agency Agreement, Manchester Consolidated Corp., a principal shareholder, entered into a 30 day lock up agreement on similar terms to those discussed above.

Agreement with 9144-6773 Quebec Inc. and 9144-6906 Quebec Inc.

On November 4, 2005 we entered into an agreement with 9144-6773 Quebec Inc. and 9144-6906 Quebec Inc., to restructure certain obligations of ours to these corporations pursuant to the Share Purchase Agreement dated and effective as of January 2, 2005 among us, YAC Corp. (“YAC”), Teckn-O-Laser Company (“TOL Canada”), 3091503 Nova Scotia Company (“Acquiror”), Teckn-O-Laser Global Company (“Acquiree”), 3091732 Nova Scotia Company (“Callco”), and 9144-6773 Quebec Inc. and 9144-6906 Quebec Inc., the shareholders of Acquiree (the “Acquiree Shareholders”).

Pursuant to the Share Purchase Agreement, we acquired through our indirect subsidiary, Acquiror, all of the issued and outstanding capital stock of Acquiree in exchange for certain payments to be made at closing (the “Closing Payments”) and subsequent to closing (the “Post-Closing Payments”).

The Closing Payments consisted of:

•	the issuance to the Acquiree Shareholders of 6,500,000 Acquiror Series I Exchangeable Shares;
•	the issuance to the Acquiror Shareholders of 1,932,000 Acquiror Preferred Shares; and
•	the payment to the Acquiree Shareholders of CDN$750,000 (approximately US$625,000).

The required Post-Closing Payments consisted of:

•	a cash payment to the Acquiree Shareholders of CDN$2,182,000 (approximately US$1,818,333) due March 26, 2006 (the “2006 Payment”);
•	a cash payment to the Acquiree Shareholders of CDN$1,000,000 (approximately US$833,333) due March 31, 2007 (the “2007 Payment”); and
•	a cash payment to the Acquiree Shareholders of CDN$1,000,000 (approximately US$833,333) due March 31, 2008 (the “2008 Payment”).

The 2006 Payment was not due and payable in the event that Acquiree’s Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) for the year ending December 31, 2005, was less than CDN$1,000,000. The 2007 Payment was not due and payable in the event that Acquiree’s EBITDA for the year ending December 31, 2006 was less than CDN$1,500,000. The 2008 Payment was not due and payable in the event that Acquiree’s EBITDA for the year ending December 29, 2007 was less than CDN$2,000,000.

Subject to the terms of a Series I Exchangeable Share Voting, Support and Exchange Agreement, dated as of January 2, 2005 (the “Series I Support Agreement”), among us, YAC, Callco, Acquiror and the Acquiree Shareholders holding Series I Exchangeable Shares of Acquiror, the holders had the option of converting any Post Closing Payments due to them into Acquiror Series I Exchangeable Shares at a conversion rate calculated by dividing the dollar amount of any converted payments by an amount representing the greater of:

•	US$1.00 converted to CDN dollars; or
•

80% of the average closing price of our common stock converted to CDN dollars for the twenty trading days immediately preceding the date on which an Acquiree Shareholder provides a notice of conversion to Acquiree.

Dividends were not payable on the Acquiror Preferred Shares but as long as they were outstanding, Acquiror could not, without the approval of the holders of the Acquiror Preferred Shares, pay any dividends on Acquiror’s common shares or redeem or purchase or make any capital distributions in respect of any Acquiror common shares. Holders of Acquiror Preferred Shares were entitled, subject to the exercise of the Retraction Call Right by Callco and compliance with other terms of the Preferred Share Support Agreement, to require Acquiror to redeem their Acquiror Preferred Shares at a price of CDN$1.00 per share at specified times. The times at which holders of Acquiror Preferred Shares could make such requests were as follows:

•	September 1, 2005 : 750,000 Acquiror Preferred Shares;
•	September 30, 2005 ; 443,250 Acquiror Preferred Shares;
•	December 31, 2005 : 443,250 Acquiror Preferred Shares; and
•	March 31, 2006 : 295,500 Acquiror Preferred Shares.

In the event Acquiror failed or neglected to redeem the Acquiror Preferred Shares for CDN$1.00 as required by the Preferred Share Support Agreement, Acquiror was required to redeem such Acquiror Preferred Shares by issuing to the holders thereof 2.5 Series II Exchangeable Shares of Acquiror for each Acquiror Preferred Shares so redeemed.

The restructuring transaction was effected to improve our liquidity and facilitate our purchase of treasury shares of Turbon AG. Pursuant to the restructuring, our obligation to make the 2006 Payment, 2007 Payment and 2008 Payment to the Acquiree Shareholders was terminated, and the 1,932,000 Acquiror Preferred Shares were cancelled as was our obligation to redeem such Preferred Shares. In consideration thereof, we agreed to pay $600,000 to the Acquiree Shareholders, agreed to issue 3,272,397 shares to the Acquiree Shareholders at a valuation of $.70 per share or $2,290,678, and agreed to pay to Acquiree Shareholders additional aggregate cash payments of $2,290,678 payable in six equal installments of $381,780 each on March 31, 2007; June 30, 2007; September 30, 2007; December 31, 2007; March 31, 2008 and June 30, 2008.

Loan Agreement with Turbon International Inc.

As of November 4, 2005 we entered into a Loan Agreement (the “Loan Agreement”) with Turbon International Inc., (“Turbon International”), a wholly subsidiary of Turbon AG, and Teckn-O-Laser Global Company, a wholly owned subsidiary of ours (“Teckn-O-Laser”). Pursuant to the Loan Agreement, Turbon International made a $2,800,000 term loan to us and extended us a line of credit for up to an additional $2,800,000. Proceeds from the term loan were utilized by us to purchase certain Turbon AG shares (See Turbon Share Purchase Agreement). In consideration of the $2,800,000 term loan, we issued a 5% promissory note to Turbon International. Interest under the term loan note is payable quarterly on each of January 31, April 30, July 31 and October 31 during the term of the loan commencing January 31, 2006. Principal and accrued but unpaid interest under the term loan note are due October 31, 2008 subject to acceleration upon an event of default. The loan can be prepaid by us at any time prior to maturity without penalty. The line of credit may only be used by us for the purpose of purchasing products from Turbon International and certain affiliated entities. We will pay interest of 5% per annum on all sums advanced under the line of credit. Interest will be due and payable on the last day of each quarter starting with the quarter ending November 30, 2005. Principal and accrued but unpaid interest under the line of credit are due October 31, 2006 subject to acceleration upon an event of default. All advances under the line of credit will be evidenced by promissory notes. Amounts borrowed under the line of credit may be repaid by us at any time prior to maturity without penalty and may be re-borrowed.

Upon an event of default under the term loan or line of credit the interest rate payable under the applicable notes will be increased from 5% to 9% until cured. Our indebtedness to Turbon International under both the term loan and line of credit has been guaranteed by Teckn-O-Laser and, subject to our receipt of written consent from our existing secured lenders, will be secured by a first priority lien on our 400,000 shares of common stock of Turbon AG.

November 9, 2005 Agency Agreement and Private Placement

On November 9, 2005 we entered into an Agency Agreement with Loewen, Ondaatje, McCutcheon Limited (“LOM”) pursuant to which we offered and sold through LOM, as placement agent, (the “Agent”) 4,000,000 subscription receipts (the “Subscription Receipts”) at a price of $.50 per Subscription Receipt or $2,000,000 in the aggregate. The offering was made to non-US persons in reliance on Regulation S under the Securities Act of 1933 as amended. Each Subscription Receipt will be automatically exercised, without payment of any additional consideration, at the Automatic Exercise Date, as defined below, into, subject to adjustment, a unit (the “Units”) consisting of one share of our common stock (the “Unit Shares”) and one common stock purchase warrant (the “Unit Warrants”). Each Unit Warrant entitles the holder to purchase an additional share of our common stock (the “Warrant Shares”) at a price of $1.25 per share during the 30 month period that commenced on November 9, 2005.

Pursuant to the Agency Agreement, we paid the Agent a commission of $140,000 which is equal to 7% of the gross aggregate offering proceeds and issued to the Agent 280,000 broker warrants (the “Broker Warrants”) which is equal to 7% of the number of Subscription Receipts sold. Each Broker Warrant will be automatically exercised, without payment of any consideration, at the Automatic Exercise Date, as defined below, into, subject to adjustment, one agent’s warrant (the Agent’s Warrant”). Each Agent’s Warrant entitles the holder, subject to adjustment and the terms and condition set forth in the Agent’s Warrant certificate, to purchase from us one Unit at a price of $.50 per Unit during the 30 month period that commenced November 9, 2005.

For purposes of the Agency Agreement, the Automatic Exercise Date means the earlier of (i) December 31, 2005; (ii) the closing date in respect of the Prospectus and the Registration Statement, as defined below; and (iii) the Qualification Date, as defined below.

The Qualification Date is defined as the earlier of (i) December 31, 2005; or (ii) the date ten business days following the date by which both (a) a receipt (the “Receipt”) for the final prospectus of ours that qualifies the Units and Agent’s Warrants for issuance in Canada (the “Prospectus”) has been obtained by us from the securities commission or securities regulatory authorities in those Canadian provinces where purchasers of the Subscription Receipts reside and (b) a registration statement under the Securities Act of 1933, as amended, (the “Registration Statement”) has become effective for registering the resale of the Unit Shares, Unit Warrants (including those underlying the Agent’s Warrants, as defined below), and the Warrant Shares issuable upon exercise of the Unit Warrants. In all events we have agreed to use our best efforts to have our common shares listed for trading on the Toronto Stock Exchange, file and obtain the Receipt for the Prospectus and file and have the Registration Statement declared effective by March 31, 2006.

Pursuant to the Agency Agreement, we also granted the Agent the right to act as co-lead member of an investment banking syndicate for purposes of marketing and selling any brokered equity financing for us in Canada for a period of one year commencing November 9, 2005. We also granted the Agent the right to a minimum participation of 15% on any brokered equity financing for us in the United States for a period of one year commencing November 9, 2005.

Termination of Trisan Agreement

In November 2005 we reached mutual agreement with Trisan Equitable Corporation (“Trisan”) to terminate Trisan’s remaining obligations to us under a January 6, 2005 equity purchase commitment. Under the commitment, Trisan had committed to purchase an aggregate of 3,200,000 shares of our common stock at a price of $.50 per share or $1,600,000 on an aggregate basis. The purchases were to have been made in four installments on September 1, 2005; September 30, 2005; December 31, 2005; and March 31, 2006. We had previously agreed with Trisan to terminate the purchase obligations for the September 1, 2005 and September 30, 2005 installments.

Appointment of New Directors

On November 14, 2005 we increased the size of our board of directors from 5 to 7 members and appointed John Ioannou and Aldo DeLuca to fill the vacancies created thereby. Mr. Ioannou is an experienced senior executive with approximately 27 years of experience in which he has operated and advised businesses in the technology, services, private equity and manufacturing sectors. He is presently employed as Vice President, New Ventures for The Turbon Group. Mr. DeLuca is also an experienced senior executive with approximately 26 years of experience working for businesses ranging from private sector entities to Fortune 200 companies. He is presently employed as the Managing Director of Finance and Operations for The Turbon Group.

ITEM 6.	EXHIBITS

Exhibits

The following exhibits are filed as a part of this report on Form 10-QSB:

Exhibit No.	Description
4.1	Subscription Receipt Certificate for November 4, 2005 Private Placement
4.2	Form of Warrant for November 4, 2005 Private Placement
4.3	Form of Broker Warrant for November 9, 2005 Private Placement
10.1	Loan Agreement with Turbon International Inc. and Teckn-O-Laser Global Company dated November 4, 2005
10.2	$2,800,000 Term Loan Promissory Note dated November 4,2005
10.3	Form of Credit Line Promissory Note with Turbon International Inc.
10.4	Loan Guarantee of Teckn-O-Laser Global Company dated November 4, 2005.
10.5	Promissory Note dated November 4, 2005 issued to Yvon Leveille
10.6	Promissory Note date November 4, 2005 issued to Alan Lachambre
10.7	Promissory Note date November 4, 2005 issued to Manchester Consolidated Corp.
10.8	Agency Agreement dated November 9, 2005 between Registrant and Loewen Ondaatje McCutcheon Limited
10.9	Agreement of Lease between Sreit (Central No. 3) Ltd and Teckn-O-Laser Company
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer
32.1	Rule 1350 Certification of Chief Executive Officer
32.2	Rule 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 18, 2005	Adsero Corporation

By: /s/ William Smith
William Smith
Secretary, Treasurer, Chief Financial Officer