Form 10KSB
period 2005-12-31
ADSERO CORP
filed 2006-05-12
CIK 1103544

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
            [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2005

                                       OR

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission file number: 0-31040

                                  ADSERO CORP.
   --------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                                65-0602729
   ---------------------------------        ---------------------------------
    (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)

     2101 NOBEL STREET, SAINTE JULIE, QUEBEC                    J3E 1Z8
   --------------------------------------------           -------------------
     (Address of principal executive offices)                (Postal Code)

Issuer's telephone number: (450) 922-5689

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act: COMMON STOCK, PAR VALUE
                                                      $0.001 PER SHARE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $27,841,164

As of March 31, 2006, there were 34,051,930 shares of the issuer's common stock, par value $0.001, issued and outstanding. Of these, 21,267,531 shares are held by non-affiliates of the issuer. The market value of securities held by non-affiliates is approximately $25,733,712 based on the closing price of $1.21 for the issuer's common stock on March 31, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

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

Not Applicable.

                                TABLE OF CONTENTS


Item Number and Caption                                                     Page
-----------------------                                                     ----

Forward-Looking Statements .................................................   1

PART I .....................................................................   1

1.    Description Of Business ..............................................   1

2.    Description Of Property ..............................................  23

3.    Legal Proceedings ....................................................  23

4.    Submission Of Matters To A Vote Of Security Holders ..................  24

PART II ....................................................................  24

5.    Market For Common Equity, Related Stockholder Matters And Small
       Business Issuer Purchases Of Equity Securities ......................  24

6.    Plan Of Operation ....................................................  32

7.    Financial Statements .................................................  34

8.    Changes In And Disagreements With Accountants On Accounting,
       And Financial Disclosure ............................................  34

8a.   Controls And Procedures ..............................................  35

8b.   Other Information ....................................................  35

PART III ...................................................................  35

9.    Directors, Executive Officers, Promoters And Control Persons;
       Compliance With Section 16(A) Of The Exchange Act ...................  35

10.   Executive Compensation ...............................................  39

11.   Security Ownership Of Certain Beneficial Owners And Management
      And Related Stockholder Matters ......................................  43

12.   Certain Relationships And Related Transactions .......................  48

13.   Exhibits .............................................................  52

14.   Principal Accountant Fees And Services ...............................  59

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

Effective March 22, 2004 we effected a 1:20 reverse stock split. All references to shares in this prospectus have been adjusted to reflect this stock split.

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

Previously, we had three (3) wholly-owned subsidiaries: Reink Imaging USA, Ltd. ("Reink USA"), Brittany L.L.C. ("Brittany"), and Reink Canada Corp.("Reink CA"). Reink USA was headquartered in Mississauga, Ontario where we maintained our principal administrative offices. Reink USA also operated out of a facility in Cookeville, Tennessee that remanufactured inkjet cartridges, produced bulk ink, and conducted research and development. Brittany was a limited liability company located in Pennsauken, New Jersey which owned the real property upon which Reink USA operations were formerly located. All operations were removed from this location at the beginning of 2003. Reink CA is a Canadian corporation with minimal operations formed to handle Canadian sales of our ink products.

We were incorporated in Delaware in March 1999 under the name Reink Corp. ("Reink"). On April 9, 1999 we acquired the stock of Renewable Resources, Inc. On May 19, 1999, Reink was acquired by Newmarket Strategic Development Corp. ("Newmarket") for 11,850,000 shares of Newmarket stock pursuant to a Plan of Merger between Reink and Newmarket. Newmarket then changed its name to Reink Corp. On September 30, 1999, Reink, through its wholly owned subsidiary, Reink USA, Ltd purchased all of the assets and assumed all of the liabilities of Assembly Services Unlimited, Inc. ("Assembly") and all of the issued and outstanding membership certificates of Brittany L.L.C. ("Brittany"), the entity owning the real property upon which Assembly conducted its operations. Effective March 22, 2004 Reink changed its name to Adsero Corp.

On December 31, 2002, our Chief Executive Officer, Vice President of Finance and a production chemist who was employed in our former research and development facility (collectively the "Former Officers") resigned from their positions with the Company. Prior to resigning, the Former Officers dismissed all employees of Reink USA. We commenced and continue to pursue legal proceedings against these Former Officers for actions that we believe violated non-competition and confidentiality clauses within their employment contracts. See "Legal Proceedings".

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

TECKN-O-LASER SHARE PURCHASE AGREEMENT

On January 31, 2005 we executed and closed a Share Purchase Agreement (the "Share Purchase Agreement") dated and effective as of January 2, 2005 among us, YAC Corp. ("YAC"), Teckn-O-Laser Company ("TOL Canada"), 3091503 Nova Scotia Company ("Acquiror"), Teckn-O-Laser Global Company ("Acquiree"), 3091732 Nova Scotia Company ("Callco"), and the shareholders of Acquiree, 9144-6773 Quebec Inc. and 9144-6906 Quebec Inc. (the "Acquiree Shareholders"). TOL Canada is a wholly owned subsidiary of Acquiree. YAC is a wholly owned subsidiary of ours. Callco is a wholly owned subsidiary of YAC. Acquiror is a wholly owned subsidiary of Callco. We accounted for the acquisition using the purchase method of accounting.

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

On November 4, 2005 we entered into an agreement with 9144-6773 Quebec Inc. and 9144-6906 Quebec Inc., to restructure certain obligations of ours to these corporations pursuant to the Share Purchase Agreement.

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

The Post-Closing Payments consisted of:

         o a cash payment to the Acquiree Shareholders of CDN$2,182,000 (approximately US$1,817,606) due March 26, 2006 (the "2006 Payment");

         o a cash payment to the Acquiree Shareholders of CDN$1,000,000 (approximately US$833,333) due March 31, 2007 (the "2007 Payment"); and

         o a cash payment to the Acquiree Shareholders of CDN$1,000,000 (approximately US$833,333) due March 31, 2008 (the "2008 Payment").

The 2006 Payment was not due and payable in the event that Acquiree's Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA") for the year ending December 31, 2005, was less than CDN$1,000,000. The 2007 Payment was not due and payable in the event that

Acquiree's EBITDA for the year ending December 31, 2006 was less than CDN$1,500,000. The 2008 Payment was not due and payable in the event that Acquiree's EBITDA for the year ending December 31, 2007 was less than CDN$2,000,000.

Subject to the terms of a Series I Exchangeable Share Voting, Support and Exchange Agreement, dated as of January 2, 2005 (the "Series I Support Agreement"), among us, YAC, Callco, Acquiror and the Acquiree Shareholders holding Series I Exchangeable Shares of Acquiror (the "Holders'), the Holders had the option of converting any Post Closing Payments due to them into Acquiror Series I Exchangeable Shares at a conversion rate calculated by dividing the dollar amount of any converted payments by an amount representing the greater of:

         o  US$1.00 converted to CDN dollars; or

         o 80% of the average closing price of our common stock converted to CDN dollars for the twenty trading days immediately preceding the date on which an Acquiree Shareholder provides a notice of conversion to Acquiree.

Subject to the terms of the Series I Support Agreement, the Acquiror Series I Exchangeable Shares are exchangeable, on a share for share basis, for shares of our common stock. All Holders of Acquiror Series I Exchangeable Shares also received one share of our Series A Preferred Special Voting Stock (the "Series A Preferred Stock") for each Acquiror Series I Exchangeable Share owned. Shares of our Series A Preferred Stock have the right to vote on all matters submitted to the vote of our common shareholders on the basis of one vote for each share held. The Series A Preferred Stock is non-transferable, other than upon sale or exchange on disposition of the corresponding Acquiror Series I Exchangeable Shares, which triggers a requirement for the holder to deliver a like number of shares of Series A Preferred Stock to us for cancellation. The Series I Support Agreement also contains provisions that grant Callco the right, exercisable upon the occurrence of certain events, including the proposed dissolution or liquidation of Acquiror or a prior retraction request by the Holder, to require the Holders to sell their Series I Exchangeable Shares to Callco. Similarly, the Series I Support Agreement grants the Holder the right to require Callco to purchase from the Holder all or any part of the Holder's Acquiror Series I Exchangeable Shares upon certain events including the institution by Acquiror of any proceeding to be adjudicated a bankrupt or insolvent or to be dissolved or wound up. The Series I Support Agreement further provides for automatic exchange upon the sale of all or substantially all of our assets, or upon our liquidation or dissolution. The Series I Support Agreement further provides that so long as any Acquiror Series I Exchangeable Shares are issued and outstanding, that we and our subsidiaries cannot declare or pay a dividend on our respective common stocks unless an equivalent dividends is declared or paid, as the case may be, on the Series I Exchangeable Shares.

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

         o  September 15, 2005 : 750,000 Acquiror Preferred Shares;

         o  September 30, 2005 ; 443,250 Acquiror Preferred Shares;

         o  December 31, 2005 : 443,250 Acquiror Preferred Shares; and

         o  March 31, 2006 : 295,500 Acquiror Preferred Shares.

In the event Acquiror failed or neglected to redeem the Acquiror Preferred Shares for CDN$1.00 as required by the Preferred Share Support Agreement, Acquiror was required to redeem the Acquiror Preferred Shares by issuing to the Holders thereof 2.5 Series II Exchangeable Shares of Acquiror for each Acquiror Preferred Shares so redeemed.

The restructuring transaction was effected to improve our liquidity and facilitate our purchase of treasury shares of Turbon AG. Pursuant to the restructuring, our obligation to make the 2006 Payment, 2007 Payment and 2008 Payment to the Acquiree Shareholders was terminated, and the 1,932,000 Acquiror Preferred Shares were cancelled as was our obligation to redeem such Preferred Shares. In consideration thereof, we agreed to pay $600,000 to the Acquiree Shareholders, agreed to issue 3,272,397 common shares to the Acquiree Shareholders at a valuation of $.70 per share or $2,290,678, and agreed to pay to Acquiree Shareholders additional aggregate cash payments of $2,290,678 payable in six equal installments of $381,780 each on March 31, 2007; June 30, 2007; September 30, 2007; December 31, 2007; March 31, 2008 and June 30, 2008.

Pursuant to the Share Purchase Agreement, we also agreed to issue an aggregate of 300,000 non-statutory stock options pursuant to our 2000 Stock Option Plan to employees of TOL Canada and Teckn-O-Laser USA, Inc. ("TOL USA"). The options granted to each employee have a maximum term of 10 years and vest in equal amounts, each equal to 1/3 of the total number of options granted to the employee, on each of the first, second and third anniversaries of the date of grant. Non-vested options terminate upon the employee's death, permanent disability or termination of employment. Vested options terminate 60 days after an employee's death, permanent disability or termination of employment except in cases where termination is for cause, in which event they terminate at the time of termination of employment. Effective January 31, 2005 we granted an aggregate of 244,500 options to 12 persons with an exercise price of US$1.57 per share, which was the closing market price for our common stock on January 31, 2005.

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

In a related transaction to the Share Purchase Agreement, effective January 1, 2005 we acquired TOL USA from Teckn-O-Laser Global Inc. pursuant to a Share Purchase Agreement for $1,000 in cash. TOL USA is the US arm of the Teckn-O-Laser group of affiliated companies. Teckn-O-Laser Global Company, Teckn-O-Laser Company, and Teckn-O-Laser USA, Inc. are sometimes hereinafter singly and collectively referred to as Teckn-O-Laser.

Teckn-O-Laser manufacturers and distributes imaging products, including remanufactured toner cartridges and remanufactured inkjet cartridges. These products are sold, directly and indirectly, to original equipment manufacturers, wholesale distributors, and retail office suppliers, both domestically and internationally. All such products are designed to reduce environmental waste while producing significant cost savings for the end consumer and businesses.

Teckn-O-Laser was founded in 1988 and is Canada's largest supplier of name brand compatible print cartridges. On average, Teckn-O-Laser's remanufactured cartridges are 30-40% less expensive than those manufactured by original equipment manufacturers. In 1996 Teckn-O-Laser became the first Canadian toner cartridge remanufacturer to attain 1SO 9002 certification. Teckn-O-Laser presently has ISO 9001:2000 certification, the successor standard to ISO 9002. ISO standards are quality management standards published by the International Organization for Standardization which is an organization consisting of members from approximately 150 countries. The goal of the International Organization for Standardization is to establish uniform international standards for products and services. The widespread adoption of international standards means that manufacturers and suppliers can base the development of their products and services on specifications that have wide acceptance in their sectors. Businesses using their standards are increasingly able to more readily compete in many more markets around the world. ISO 9001:2000 has become an international reference for quality requirements in business and business dealings. It is a generic management system standard concerned with quality management. Its focus is on that which an organization does to enhance customer satisfaction by meeting customer and applicable regulatory requirements and to continually improve its performance in this regard.

Teckn-O-Laser currently sells its products, which are various types of remanufactured toner cartridge and inkjet cartridges in the United States and Canada. Approximately 60% of its products are sold in the United States with the 40% balance being sold in Canada. Toner cartridge sales presently account for approximately 98% of all product sales while inkjet cartridge sales presently account for 2% of product sales. The products are principally manufactured in our plant in Sainte Julie, Quebec. We also utilize, on occasion, the services of a contract manufacturer in the United States.

GUARANTEE AGREEMENT WITH NATIONAL BANK OF CANADA

Effective April 19, 2005 we executed a Guarantee Agreement with National Bank of Canada in which we guaranteed the payment of all present and future obligations of our subsidiary, Teckn-O-Laser Company, to National Bank of Canada in the form of principal, interest and costs, up to a maximum amount of CDN$5,000,000.

STANDSTILL AGREEMENT WITH NATIONAL BANK OF CANADA

Through our Techn-O-Laser entities, we have outstanding loans with National Bank of Canada (the "Bank"). As of January 26, 2006, we owed the Bank approximately CDN$3,676,216 (approximately US$3,196,705) in principal and interest under such loans. The loans are secured by a first ranking lien on the assets of our Techn-O-Laser entities and are guaranteed by us. We are required to comply with certain financial ratios under the terms of the loans. As of September 30, 2005 and subsequent periods including the present, we have not been in compliance with one of those ratios. On January 31, 2006 we entered into a Standstill Agreement (the "Agreement") with the Bank whereby the Bank agreed to suspend its rights under the loans until April 30, 2006 subject to our compliance with certain conditions. These conditions included our payment of US$500,000 within two business days of the Agreement to reduce the outstanding principal and interest balance due under the credit facility; to pay a postponement fee to the Bank of CDN$35,000 (approximately US$30,435); and to pay penalty fees of CDN$20,000 per month for the period January 1, 2006 through April 30, 2006 or an aggregate of CDN$80,000 (approximately US$69,565). All required payments were made by us. Other conditions of the Agreement included (i) our protection of the Techn-O-Laser assets subject to the Bank's lien; (ii) our not suffering a material adverse change in our operations or assets which puts the Bank at risk;
(iii) our not declaring bankruptcy or becoming the object of receivership proceedings; (iv) our not making any assignments for the benefit of creditors without the written consent of the Bank; (v) our fully cooperating with the Bank or its representatives with respect to any information request, evaluation, examination, visit or other procedure undertaken by the Bank with respect to our assets or business; (vi) our raising the interest rate on the outstanding loans to Canadian prime plus 2.5%; and (vii) our obtaining a financial commitment from another financial institution by April 15, 2006 which will enable us to pay off the balance of the loans by April 30, 2006. By letter agreement dated April 28, 2006 and executed on May 1, 2006 as further amended on May 1, 2006, the Bank agreed to continue the Standstill Agreement in effect until July 31, 2006 subject to our compliance with certain conditions. These conditions include our payment of additional postponement fees to the Bank of an aggregate of CDN$15,000 payable CDN$5,000 per month starting May 1, 2006. Notwithstanding the foregoing, in the event the loans are paid in full on or before June 30, 2006, we will have no obligation to make the CDN$5,000 payment otherwise due on July 1, 2006. Another condition is the continued payment by us to the Bank of penalty fees in the amount of CDN$20,000 per month. The final new condition is our obtaining on or before May 10, 2006 a letter of interest from another financial institution (which condition has been met) and our obtaining on or before May 31, 2006 a letter of offer from another financial institution that will allow us to pay off the Bank loans by June 30, 2006.

On July 31, 2006 or sooner, if we do not fully comply with the conditions set forth in the Agreement, as amended, the Bank will again have the right to demand immediate repayment of the loans. In the event the Bank were to make such demand, it would have a material adverse effect on us.

BARRINGTON LOAN AGREEMENT

In conjunction with the Share Purchase Agreement, we entered into a Loan Agreement (the "Loan Agreement") dated as of January 26, 2005 with Teckn-O-Laser Company (the "Borrower"), YAC Corp. ("YAC"), 3091732 Nova Scotia Company ("Callco"), 3091503 Nova Scotia Company ("TAC"), Teckn-O-Laser Global Company ("TOLG"), Teckn-O-Laser USA Inc. ("TOL USA") and Barrington Bank International Limited ("Lender"). Pursuant to the Loan Agreement, on January 31, 2005 Lender loaned CDN$2,000,000 (approximately US$1,666,666) to Borrower which facilitated our ability to meet our obligations under the Share Purchase Agreement. The loan, which is secured by all of our assets, is guaranteed by each of us, YAC, Callco, TAC, TOLG and TOL USA. It has a maximum term of 10 years subject to acceleration upon default or to earlier payment. Interest of 12% per annum is due on the loan during the first 12 months of the term and interest of 20% per annum is due on the loan thereafter. The loan can be prepaid by Borrower in whole or in part. However, in the event prepayment occurs prior to the 1 year anniversary of the loan, Borrower is obligated to pay a prepayment fee equal to the amount of additional interest that Borrower would have paid on the loan from the date of prepayment through the date of the 1 year anniversary of the loan. Commencing on the 6 month anniversary of the loan, Lender has the right to convert the remaining principal balance of the loan into shares of our common stock at a conversion price of US$1.00 per share. As further consideration for the loan, we issued 200,000 shares of our common stock to Lender and agreed to register such shares in a prospectus. In connection with the loan, we, the Borrower, the Lender and the Guarantors have entered into a series of related agreements principally designed to protect the interests of the Lender in making the loan.

SHARE PURCHASE AGREEMENT WITH TURBON AG

Effective June 22, 2005 we entered into a Share Purchase Agreement (the "Agreement") with Turbon AG ("Turbon") pursuant to which we agreed to purchase 400,000 Turbon shares from Turbon's treasury at a purchase price of $14 per share or an aggregate of $5,600,000 (the "Purchase Price"). On June 23, 2005 we paid Turbon $1,001,000 of the Purchase Price and acquired 71,500 of the 400,000 Turbon shares. On November 4, 2005 we paid Turbon an additional $4,599,000 and acquired the remaining 328,500 of the 400,000 Turbon shares. In connection with the Agreement, Manchester Consolidated Corp. became entitled to acquisition fees equal to $642,000. The acquisition fees were paid in a combination of cash ($82,000) and 1,160,000 shares of our common stock. For such purposes, the common stock was valued at $.50 per share.

LOAN AGREEMENT WITH TURBON INTERNATIONAL INC.

As of November 4, 2005 we entered into a Loan Agreement (the "Loan Agreement") with Turbon International Inc., ("Turbon International"), a wholly subsidiary of Turbon AG, and Teckn-O-Laser Global Company, a wholly owned subsidiary of ours ("Teckn-O-Laser"). Pursuant to the Loan Agreement, Turbon International made a $2,800,000 term loan to us and extended us a line of credit for up to an additional $2,800,000. Proceeds from the term loan were utilized by us to purchase certain Turbon AG shares (See "Share Purchase Agreement with Turbon"). In consideration of the $2,800,000 term loan, we issued a 5% promissory note to Turbon International. Interest under the term loan note is payable quarterly on each of January 31, April 30, July 31 and October 31 during the term of the loan commencing January 31, 2006. Principal and accrued but unpaid interest under the term loan note are due October 31, 2008 subject to acceleration upon an event of default. The loan can be prepaid by us at any time prior to maturity without penalty. The line of credit may only be used by us for the purpose of purchasing products from Turbon International and certain affiliated entities. We will pay interest of 5% per annum on all sums advanced under the line of credit. Interest will be due and payable on the last day of each quarter starting with the quarter ending November 30, 2005. Principal and accrued but unpaid interest under the line of credit are due October 31, 2006 subject to acceleration upon an event of default. All advances under the line of credit will be evidenced by promissory notes. Amounts borrowed under the line of credit may be repaid by us at any time prior to maturity without penalty and may be re-borrowed.

Upon an event of default under the term loan or line of credit the interest rate payable under the applicable notes will be increased from 5% to 9% until cured. Our indebtedness to Turbon International under both the term loan and line of credit is secured by a first priority lien on our 400,000 shares of common stock of Turbon AG.

RECHARGER INDUSTRY

The printer cartridge recharger industry ("Recharger Industry"), with estimated worldwide revenues of $8 billion, consists of entities that remanufacture toner and inkjet printer cartridge for resale back to consumers. Remanufactured toner and inkjet cartridges provide a cost effective alternative to new cartridges. They also offer an environmental benefit as reusing cartridges keeps tens of thousands of tons of industrial grade plastics out of landfills. An estimated 700 million cartridges worldwide were thrown away in 2003.

A remanufactured cartridge is a recycled and refilled cartridge that is tested to insure that it provides the same or greater performance (based on cartridge yield) as a new, non-recycled cartridge. A used cartridge that is going to be remanufactured is first disassembled and inspected for wear. Parts that are damaged or worn are replaced, and other components are cleaned and reconditioned. The cartridge is then reassembled, filled and tested for proper performance.

Properly remanufactured cartridges do not damage the copy machine or printer in which they are ultimately used. In order to remanufacture a cartridge you must first have the empty one to refill.

When a new printer using a new cartridge is introduced it may take several months if not years for the empty cartridges to become available in the quantity that warrants the refiller to make the investment to tool up for remanufacture.

Toner cartridges can be remanufactured several times. Approximately 97% of the combined components (plastic, metal, rubber, paper, foam and toner) in toner cartridges can be recycled. If not recycled the plastic made of engineering grade polymers, takes at least 1,000 years to decompose. Remanufactured toner cartridges minimize the disposal of these materials, conserve natural resources by eliminating the need for virgin materials, and saves energy in the remanufacturing process.

Laser toner is a dry, powdered ink while inkjet inks are liquid. Laser printers (as well as inkjet multifunction machines, laser copiers, and laser fax machines) work by fusing toner to paper using heat. The printed results of lasers are smudge-proof and waterproof. Inkjet printers (as well as inkjet multifunction machines, inkjet copiers, photo printers, and inkjet fax machines) spray tiny droplets of liquid ink onto paper. There have been great strides in recent years in inkjet printing technology that have made them much more resistant to smudging and smearing.

The Recharger Industry is currently highly fragmented with a large number of small competitors competing in this growth segment. Much of this growth comes from the fact that both consumers and business are increasingly utilizing printers to develop their digitized image products. In order to compete, participants will need to achieve economies of scale and develop expanded sales channels. With the increased numbers of different printer cartridges the smaller producers will need to move more toward outsourcing as a way to manage their research and development and manufacturing costs. This will allow the business owner to focus on the sales and service of their customers. Adsero seeks to capitalize on this outsourcing through strategic arrangements to produce all of their production as well as providing other services to enhance the small business owner's ability to attract and retain customers.

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

Effective February 1, 2005 we entered into a 1 year Investor Relations Agreement with Stockgroup Media Inc., a Canadian corporation ("Stockgroup") pursuant to which Stockgroup provides shareholder services and, subject to compliance with applicable laws, rules and regulations, other services intended to raise public awareness of our business. In consideration of such services, we are paying Stockgroup monthly compensation of CDN$2,250 (approximately US$1,920).

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

In January 2004 we entered into an exclusive financing arrangement with Manchester Consolidated Corp. ("Manchester"), a corporation owned by Anthony Pallante whereby a fee is payable by us, upon successful completion of a financing or any acquisition, merger, or other business combination generated by Manchester. The fees for financing were 10% up to $2 million plus 7% on $2 million to $5 million plus 5% on any excess over $5 million and the fees for an acquisition which are based on the transaction value were 12% on first $5 million plus 7% on the next $5 million plus 4% on any excess value over $10 million. Where Manchester both raises financing and assists in a merger in the same transaction it is entitled to the larger fee under the two provisions. Either party to the agreement can terminate, without penalty, upon nine months prior written notice. In July 2004 we amended the January 2004 financing agreement arrangement. Thereunder, we are presently obligated to pay Manchester a fee upon successful completion of a financing or any acquisitions, mergers, or other business combinations arranged for us by or through Manchester. The revised fee structure for financings are 10% for transactions up to and including $2,000,000; 7% for transactions in excess of $2,000,000 up to and including $5,000,000; and 5% for transactions in excess of $5,000,000. The revised fee structure for acquisitions, mergers or other business combinations is 12% for transactions up to and including $5,000,000; 7% for transactions in excess of $5,000,000 up to and including $10,000,000; and 5% for transactions in excess of $10,000,000. All other material terms of the arrangement remain unchanged. In connection with its role in arranging the Share Purchase Agreement with Teckn-O-Laser Global Company, we paid Manchester a transaction fee equal to 5% of the transaction value of CDN($15,382,000) (approximately US$12,813,206) which was CDN$769,100 (approximately US$640,660). Payments consisted of CDN$350,000 in cash (approximately US$291,550) and CDN$419,100 (approximately US$349,250) in shares of our common stock valued at US$.50 per share resulting in our March 2005 issuance of 698,500 shares to Manchester and its designees. As more fully described above under "Share Purchase Agreement with Turbon AG", we paid acquisition fees of $642,000 consisting of cash ($82,000) and 1,120,000 shares of stock valued at $.50 per share ($560,000) in connection with our acquisition of an aggregate of 400,000 shares of Turbon AG.

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

Effective June 22, 2005, we entered into a Strategic Supply Agreement (the "Agreement") with Turbon AG ("Turbon"), a leading global imaging supply company specializing in the remanufacture of laser cartridges. Pursuant to the Agreement, Turbon is a strategic supplier of remanufactured laser toner cartridges for us at prices that are competitive in the market place for such products and that are lower than prices offered by Turbon to other third party customers for similar products under similar conditions. In consideration thereof, we have given preferred vendor status to Turbon and have given preference to ordering products from Turbon over competitive products of third parties as long as Turbon's product quality meets our specifications. The Agreement runs through December 31, 2008 and is subject to early termination and renewal provisions.

In February 2006 we entered into a consulting agreement with four persons in connection with our sales activities. The consultants agreed to assist us with our selling operations in consideration of our grant to them of an aggregate of 60,000 stock options exercisable upon issuance for a period of up to 10 years at an exercise price of $1.20 per share. We further agreed to pay the consultants, on a joint basis, commissions equal to 1.5% of our net sales that are directly derived from accounts which were introduced to us by the consultants.

For a description of additional service agreements see Executive Compensation - Employment Agreements and Certain Relationships and Related Transactions.

FINANCING TRANSACTIONS

On November 4, 2005 we sold 2,400,000 subscription receipts at a price of $.50 per subscription receipt or an aggregate of $1,200,000 to HBT Holdings GmbH. Each subscription receipt was automatically exercised, without payment of any additional consideration, on January 31, 2006 into one unit. Each unit consists of one share of our common stock (the "Unit Shares") and one common stock purchase warrant (the "Unit Warrants"). Each warrant entitles the holder to purchase, subject to adjustment, an additional share of our common stock (the "Warrant Shares") at a price of $1.25 per share during the period ending at 5:00 p.m. (Toronto time) on May 3, 2008. Proceeds from the sales were utilized by us purchase certain Turbon AG shares.

On November 4, 2005 we received aggregate loans of $600,000 from three related persons. In consideration thereof, we issued 5% convertible promissory notes due December 31, 2006 (the "Maturity Date") to Alain Lachambre ($136,198), Yvon Leveille ($328,113) and Manchester Consolidated Corp. ($135,689). Interest and principal on the notes are due on the Maturity Date. The notes can be prepaid by us at any time. If all principal and interest due on the notes are not paid in full on the Maturity Date, the respective holders may, at their sole option, convert the total amount of unpaid principal and interest into shares of our common stock at the rate of $.50 per share. The loan proceeds were utilized to purchase certain Turbon AG shares.

As of November 4, 2005 we entered into a Loan Agreement (the "Loan Agreement") with Turbon International Inc., ("Turbon International"), a wholly subsidiary of Turbon AG, and Teckn-O-Laser Global Company, a wholly owned subsidiary of ours ("Teckn-O-Laser"). Pursuant to the Loan Agreement, Turbon International made a $2,800,000 term loan to us and extended us a line of credit for up to an additional $2,800,000. Proceeds from the term loan were utilized by us to purchase certain Turbon AG shares. In consideration of the $2,800,000 term loan, we issued a 5% promissory note to Turbon International. Interest under the term loan note is payable quarterly on each of January 31, April 30, July 31 and October 31 during the term of the loan commencing January 31, 2006. Principal and accrued but unpaid interest under the term loan note are due October 31, 2008 subject to acceleration upon an event of default. The loan can be prepaid by us at any time prior to maturity without penalty. The line of credit may only be used by us for the purpose of purchasing products from Turbon International and certain affiliated entities. We will pay interest of 5% per annum on all sums advanced under the line of credit. Interest will be due and payable on the last day of each quarter starting with the quarter ending November 30, 2005. Principal and accrued but unpaid interest under the line of credit are due October 31, 2006 subject to acceleration upon an event of default. All advances under the line of credit will be evidenced by promissory notes. Amounts borrowed under the line of credit may be repaid by us at any time prior to maturity without penalty and may be re-borrowed.

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

On November 29, 2005 we entered into an Agency Agreement with Loewen, Ondaatje, McCutcheon Limited ("LOM") pursuant to which we offered and sold through LOM, as placement agent, (the "Agent") 1,400,000 subscription receipts (the "Subscription Receipts") at a price of $.50 per Subscription Receipt or $700,000 in the aggregate. The offering was made to non-US persons in reliance on Regulation S under the Securities Act of 1933 as amended. Each Subscription Receipt was automatically exercised, without payment of any additional consideration, effective December 31, 2005, into a unit (the "Units") consisting of one share of our common stock (the "Unit Shares") and one common stock purchase warrant (the "Unit Warrants"). Each Unit Warrant entitles the holder to purchase an additional share of our common stock (the "Warrant Shares") at a price of $1.25 per share during the 30 month period that commenced on November 29, 2005.

Pursuant to the Agency Agreement, we paid the Agent a commission of $49,000 which is equal to 7% of the gross aggregate offering proceeds and issued to the Agent 98,000 broker warrants (the "Broker Warrants") which is equal to 7% of the number of Subscription Receipts sold. Each Broker Warrant was automatically exercised, without payment of any consideration, effective December 31, 2005, into one agent's warrant (the Agent's Warrant"). Each Agent's Warrant entitles the holder, subject to adjustment and the terms and condition set forth in the Agent's Warrant certificate, to purchase from us one Unit at a price of $.50 per Unit during the 30 month period that commenced November 29, 2005.

On November 9, 2005 we entered into an Agency Agreement with Loewen, Ondaatje, McCutcheon Limited ("LOM") pursuant to which we offered and sold through LOM, as placement agent, (the "Agent") 4,000,000 subscription receipts (the "Subscription Receipts") at a price of $.50 per Subscription Receipt or $2,000,000 in the aggregate. The offering was made to non-US persons in reliance on Regulation S under the Securities Act of 1933 as amended. Each Subscription Receipt was automatically exercised, without payment of any additional consideration, effective December 31, 2005, into a unit (the "Units") consisting of one share of our common stock (the "Unit Shares") and one common stock purchase warrant (the "Unit Warrants"). Each Unit Warrant entitles the holder to purchase an additional share of our common stock (the "Warrant Shares") at a price of $1.25 per share during the 30 month period that commenced on November 9, 2005.

Pursuant to the Agency Agreement, we paid the Agent a commission of $140,000 which is equal to 7% of the gross aggregate offering proceeds and issued to the Agent 280,000 broker warrants (the "Broker Warrants") which is equal to 7% of the number of Subscription Receipts sold. Each Broker Warrant was automatically exercised, without payment of any consideration, effective December 31, 2005, into one agent's warrant (the Agent's Warrant"). Each Agent's Warrant entitles the holder, subject to adjustment, to purchase from us one Unit at a price of $.50 per Unit during the 30 month period that commenced November 9, 2005.

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

On July 21, 2005 we entered into an Agency Agreement with Loewen, Ondaatje, McCutcheon Limited ("LOM") pursuant to which we offered and sold through LOM, as placement agent, (the "Agent") 1,707,000 subscription receipts (the "Subscription Receipts") at a price of $.75 per Subscription Receipt or $1,280,250 in the aggregate. The offering was made to non-US persons in reliance on Regulation S under the Securities Act of 1933 as amended. Each Subscription Receipt was automatically exercised, without payment of any additional consideration, effective December 31, 2005, into one and one-half units (the "Units") resulting in our issuance of 2,560,500 Units. Each Unit consists of one share of our common stock (the "Unit Shares") and one common stock purchase warrant (the "Unit Warrants"). Each Unit Warrant entitles the holder to purchase an additional share of our common stock (the "Warrant Shares") at a price of $1.25 per share during the 30 month period that commenced on July 21, 2005.

Pursuant to the Agency Agreement, we paid the Agent a commission of $89,618 which is equal to 7% of the gross aggregate offering proceeds and issued to the Agent 119,490 broker warrants (the "Broker Warrants") which is equal to 7% of the number of Subscription Receipts sold. Each Broker Warrant was automatically exercised, without payment of any consideration, effective December 31, 2005, into, subject to adjustment, one and one-half agent's warrants (the Agent's Warrant") resulting in our issuance of 179,235 Agent's Warrants. Each Agent's Warrant entitles the holder, subject to adjustment and the terms and condition set forth in the Agent's Warrant certificate, to purchase from us one Unit at a price of $.50 per Unit during the 30 month period that commenced July 21, 2005.

Pursuant to the Agency Agreement, our officers and directors entered into 180 day lock up agreements whereby they agreed not to directly or indirectly, offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of our common stock, or any financial instruments or securities convertible into, exercisable or exchangeable for, or that represent the right to receive shares of our common stock or similar securities now owned directly or indirectly by them or under their control or direction or with respect to which they have beneficial ownership, or enter into any swap, forward or other arrangement that transfers all or a portion of the economic consequences associated with the ownership of their securities or agree to do any of the forgoing or publicly announce any intention to do the foregoing. Pursuant to the Agency Agreement, Manchester Consolidated Corp., a principal shareholder, entered into a 30 day lock up agreement on similar terms to those disclosed above.

Effective June 22, 2005 we entered into an agreement (the "Agreement") with Loewen, Ondaatje, McCutcheon Limited ("LOM"), an investment banking firm. Pursuant to the Agreement, LOM loaned us $1,001,000 on June 22, 2005 for the specific purpose of allowing us to purchase issued and outstanding shares of Turbon AG. The term of the loan was the one year period that commenced on June 22, 2005. Interest accrued on the outstanding amount of the loan at the rate of 10% compounded semi-annually, and was payable quarterly commencing September 1, 2005. As partial consideration for entering into the Agreement, we issued 100,000 common stock purchase warrants to LOM, each exercisable for the purchase of one share of our common stock at a price of $1.50 per share during the 30 month period following issuance. The LOM loan was repaid in full from the proceeds of our July 21, 2005 private placement.

As disclosed in greater detail above under "Barrington Loan Agreement", effective January 31, 2005 we closed a loan agreement with Barrington Bank International Ltd. pursuant to which we received CDN$2,000,000.

On January 7, 2005 we issued a $1,000,000 convertible promissory note (the "Note") paying interest at the rate of 3.9% per annum to Westminster Capital Inc. ("Westminster") in consideration of $1,000,000 which was used for us for the primary purpose of providing funding for our acquisition of Teckn-O-Laser Global Company. Interest and principal on the Note were due January 1, 2008 subject to prepayment or conversion commencing on or after July 1, 2005.

Interest and principal due on the Note were convertible into shares of our common stock at a price of $.50 per share. For each share acquired upon conversion, the holder was to also receive one common stock purchase warrant to purchase one share of our common stock at a price of $1.50 per share at any time prior to July 1, 2008. Effective September 30, 2005 Westminster converted the principal ($1,000,000) and interest ($28,529) then due thereon, at a conversion price of $.50 per unit, into an aggregate of 2,057,058 shares and 2,057,058 warrants.

On January 6, 2005 we entered into an equity purchase commitment with Trisan Equitable Corporation pursuant to which Trisan agreed to purchase an aggregate of $1,600,000 of our common shares valued at $.50 per share in stated amounts at stated times. For each share purchased by Trisan under the equity purchase commitment, we also agreed to issue to Trisan one common stock purchase warrant, each to purchase one share of common stock at $1.50 per share. No shares were ever purchased by Trisan under the equity purchase commitment which was cancelled by mutual agreement on November 14, 2005.

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

In January 2005 we sold an aggregate of 2,330,000 units to 10 persons at $.50 per unit or $1,165,000 on an aggregate basis. Each unit consists of one share of our common stock (the "Unit Shares") and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of our common stock at a price of $1.50 per share at any time during the three year period commencing on January 31, 2005. The proceeds from the offering were used towards the funding of our acquisition of Teckn-O-Laser Global Company. In connection with these sales we issued 68,000 units to DGM Bank & Trust Inc. as a commission with respect to sales of 680,000 units made through them in the offering (the "DGM Units"). 2,210,000 of the Unit Shares and 56,000 shares comprising part of the DGM Units were issued in March 2005. The remaining 120,000 Unit Shares and 12,000 shares comprising part of the DGM Units were issued in May 2005.

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

TURBON AG ACQUISITION

In April 2005, we expressed our interest to management of Turbon AG ("Turbon"), in acquiring all the outstanding shares of Turbon, a leading global imaging supply company publicly traded on the Frankfurt stock exchange. The aggregate offering price, pursuant to the expression of interest, as revised, was approximately US$50.8 million in cash. The completion and closing of an acquisition by us of all of the outstanding shares of Turbon would be subject to several conditions, including but not limited to, raising of the necessary funds to close the transaction, obtaining the approval of Turbon's shareholders, and our submission of a public offering to acquire all of Turbon's outstanding shares in accordance with the applicable regulations to which we and Turbon are subject. No assurance can be given that the acquisition can be successfully completed or, if completed, the actual terms thereof. At the present time, we have no agreements in place with Turbon, Turbon's shareholders or any lenders.

Effective June 22, 2005 we entered into a Share Purchase Agreement (the "Share Purchase Agreement") with Turbon AG pursuant to which we agreed to purchase 400,000 Turbon AG shares from Turbon AG's treasury at a purchase price of $14 per share or an aggregate of $5,600,000 (the "Purchase Price"). On June 23, 2005 we paid Turbon $1,001,000 of the Purchase Price and acquired 71,500 of the 400,000 shares. On November 4, 2005 we paid Turbon AG $4,599,000 of the Purchase Price and acquired the remaining 328,500 shares. The 400,000 shares purchased by us represent 9.928% of Turbon AG's outstanding share capital consisting of 4,029,000 shares. Pursuant to the Share Purchase Agreement, Manchester Consolidated Corp. earned acquisition fees of $642,000. The acquisition fee was paid in a combination of cash ($82,000) and the balance in shares of our common stock. For such purposes, the common stock was valued at $.50 per share.

EMPLOYEES

As of March 31, 2006 we had 144 employees including 96 in production, 26 in sales and marketing, 5 in research & development and quality control, and 17 in administration. Per location we have 138 in Sainte Julie, Quebec, 4 in Toronto, Ontario, and 2 in Quebec City, Quebec. On November 30, 2004, the United Steel Workers Union, local section 9414 (the "Union"), affiliated with the FTQ (Federation des travailleurs du Quebec) was accredited to represent the production employees of Teckn-O-Laser at the Sainte Julie location. The accreditation certificate covers production employees, excluding office and administrative employees and all other excluded by law. On January 9, 2005, representatives were elected and negotiations commenced February 17, 2005. Our first Union contract was completed and signed on November 5, 2005. The Union has negotiated salary increases for the next 2 years at 2% in year 1 and 2.5% in year 2. All other conditions remain similar to prior to the Union contract being implemented.

MANUFACTURING AND PRODUCTION

We operate two manufacturing facilities. Our headquarters and main operations facility is located in Sainte Julie, Quebec, in a 70,828 square foot facility. We remanufacture laser toner cartridges, and inkjet cartridges at this facility. The remanufacturing process includes inspecting the old cartridge, replacing all worn parts, and print testing the cartridge for quality. Additionally, all research and development is conducted at the Sainte Julie location. We employ approximately 159 full time employees at this location.

We also lease 16,944 square feet in Memphis, Tennessee. The Memphis facility was closed at the end of January 2006. We are currently attempting to sublease the property. We also lease 2 other locations for use as sales offices in Quebec City, Quebec and Toronto, Ontario.

PATENTS, TRADEMARKS, AND LICENSES

In the conduct of our business, we rely upon trade secrets and unpatented proprietary technology. We seek to maintain the confidentiality of such information by requiring employees, consultants and other parties to sign confidentiality agreements and by limiting access by parties outside the Company to such information. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of this information or that others will not be able to independently develop such information. Additionally, there can be no assurance that any agreements regarding confidentiality and non-disclosure will not be breached, or, in the event of any breach, that adequate remedies would be available to us.

We seek to protect technology, inventions and improvements that we consider important through the use of trade secrets. While we do not believe that any of our products infringe any valid claims of patents or other proprietary rights held by third parties, there can be no assurance that these products do not infringe any patents or other proprietary rights held by third parties. If an infringement claim were made, the costs incurred to defend the claim could be substantial and adversely affect us, even if we were ultimately successful in defending the claim. If our products were found to infringe any proprietary right of a third party, we could be required to pay significant damages or license fees to the third party or cease production.

Litigation may also be necessary to protect trade secrets or techniques owned by us. Any such claims or litigation could result in substantial costs and diversion of effort by management.

Specifically, we believe patent protection is of limited usefulness for our technologies, because competitors have the ability (even if we had a patent) to develop substantially equivalent technology. Therefore, we rely on trade secrets and other unpatented proprietary technology. There can be no assurance that we can meaningfully protect our rights in such unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our proprietary technology. We also seek to protect our trade secrets and proprietary know-how, in part, with confidentiality agreements with employees and consultants. There can be no assurance that the agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known to or independently developed by competitors.

We own the following trademarks in Canada and the Unites States: Technolaser, Evergreen, Reflexion and OEP - Original Equipment Protect.

PRODUCTS

Our products consist solely of types of remanufactured inkjet and toner cartridges all of which are made in accordance with ISO 9001-2000 standards.

Laser toner cartridges

An extensive manufacturing process ensures that all our laser toner cartridges meet or exceed the original equipment manufacturer's performance standard. Our research and development staff has enabled us to remanufacture high quality products while realizing cost savings for the end consumer. There is still growth taking place in this market segment. We plan to aggressively develop market share by selling products through our existing customer networks as well as developing new business through alternative channels.

Inkjet cartridges

We manufacture and distribute remanufactured inkjet cartridges for the industry's most popular printers. We center our inkjet product strategy on providing multiple products under various brand names for customers seeking an alternative to current high priced printing costs. Although this currently is a very small portion of our business, there remains substantial growth opportunities in this area.

Product Warranties

We offer a lifetime guarantee on our cartridges, including parts and labor, against defects. We replace or reimburse our customers for defective cartridges provided the cartridge has not been altered in any way. Further, we guarantee that our cartridges will never damage a laser printer, fax, or photocopier. If they do so, we are obligated to replace damaged equipment parts and reimburse any repair costs. We do not assume responsibility for another direct or indirect damages caused by the use of our cartridges.

SALES AND MARKETING

During the year ended December 31, 2005 we had revenues of $27,841,164 and a net loss of $7,387,429. Our overall marketing strategy is to focus on core strengths and identify the product demands of the imaging supplies market. Our goal is to produce high quality cartridges which can be sold within a wide number of formats thus minimizing our reliance on any one segment, channel or customer. Our strategy will focus on the following channels:

         o  Recharger dealers

         o  Governmental and corporate channels

         o  Distributors to the retail channel

Recharger Dealers

Rechargers, or remanufacturers, are faced with the challenge of dealing with a large number of different products, growing research and development demands, and the growing market for color cartridges, which are more difficult to remanufacture. These rechargers are currently considering outsourcing some products to larger remanufacturers who have economies of scale and can spread the costs of research and development over a larger base of business. We will focus on these dealers with the intention of obtaining their outsourcing business.

Government and Corporate Channels

Governments are extremely large users of ink and related products. We currently sell into certain government departments but the growth opportunity is increased as we provide a cost effective environmentally friendly alternative to the original equipment manufacturer. Through distributors with existing government business in other products, we are gaining access to this large market. As the governmental departments are focusing on their budgets and the need to cut costs, the need for alternatives increases, thus providing an opportunity for growth. For example, the demand for remanufactured inkjet cartridges is growing given the high cost per original equipment manufacturer cartridge and the increased printer usage as employees are provided with printers in their individual offices.

Distributors to the Retail Channel

We will look at different alternative retail channels in order to provide products for the end consumer at convenient locations.

CUSTOMERS

Our principal customers are recharger dealers and retail channel distributors that sell our products to end user consumers. At the present time we have in excess of 200 customers. Our 9 largest customers account for almost 50% of our sales. Clarity Imaging Technologies Inc, which accounts for approximately 14% of our sales, is our only customer that presently accounts for more that 10% of our sales. Although we do not believe the loss of any single customer would have a long term detrimental effect on our business, the loss of several of our nine largest customers could be expected to have a material adverse effect on our business and financial results.

SUPPLIES AND SUPPLIERS

Required supplies and raw materials consist of empty printer cartridges and related components including toner, imaging drums, wiper blades and clips. We purchase supplies from 8 to 10 suppliers. Static Control Components is our leading supplier accounting for approximately 80% of our raw materials and sources. In the event we are unable to continue our relationships with Static Control Components and our other suppliers, comparable supplies of like quality and cost are available to us from several other sources. Accordingly, we do not believe the loss of any of our suppliers would have a detrimental effect on us.

RESEARCH AND DEVELOPMENT

We devote a part of our annual research and development budget to new product development and quality control. During its 2003 and 2004 fiscal years ended April 30, 2003 and April 30, 2004, Teckn-O-Laser spent approximately CDN$475,000 (approximately US$395,833) and CDN$336,000 (approximately US$280,000) respectively on research and development. We spent approximately US$300,000 on research and development during 2005. Our research and development staff of five
(5) in Sainte Julie reengineers the original equipment manufacturers' products in order to allow us to produce and sell remanufactured printer.

BACKLOG AND SEASONALITY

Due to the nature of our business and our customer relationships we have no back orders and produce orders on demand, or from inventory, and ship the orders usually within 48 hours of receipt. There is very little seasonality for our business outside the normal summer slowdown and around standard holiday periods.

COMPETITION

The imaging consumables industry is highly competitive. We compete primarily on the basis of technology, performance, price, quality, and reliability. We face competition from both original equipment manufacturers such as Hewlett Packard, Canon and Lexmark and from other after market manufacturers. After market competitors include Turbon AG, Micro Solutions Enterprises, Nu-Kote International, Clover/Data Products, Westpoint, and Laser Technologies Inc. The original equipment manufacturers presently dominate the markets for toner products and inkjet supplies. Many of our competitors are substantially larger and have greater financial, technical and human resources than we do.

GOVERNMENT REGULATION; ENVIRONMENTAL LAWS

Certain of our operations involve the use of substances regulated under various federal, state, local and international laws relating to the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Our products are subject to various federal, state, local and international laws governing chemical substances in products, including those regulating the manufacture and distribution of chemical substances and those restricting the presence of certain substances in electronics products. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party damage or personal injury claims if we were to violate or become liable under the environmental laws or if our products become non-compliant with environmental laws.


                         ITEM 2. DESCRIPTION OF PROPERTY

Our headquarters, manufacturing and administrative operations are located in our facility at 2101 Nobel Street, Sainte Julie, Quebec, J3E 1Z8 (the "Headquarters Facility"). At such location we utilize approximately 70,828 square feet of space. On August 15, 2005 our wholly owned subsidiary, Teckn-O-Laser Global Company, sold the land and building at our Headquarters Facility for a gross purchase price of approximately $2,900,000 (CDN$3,400,000). The same property was leased back to our wholly owned subsidiary, Teckn-O-Laser Company, for a period of approximately ten years, effective September 30, 2005, under a triple net lease which provides for payments in equal monthly installments. The base rent under the lease is $297,885 (CDN$345,775) per annum for the first five years, and $327,673 (CDN$380,352) per annum for the next five years of the term of the lease. The lease provides for two renewal options to extend the term of the lease each by a period of five years. In addition to the Headquarters Facility we lease warehouse and office space at the following locations: 16,944 square feet of warehouse and office space at 4380 Swinnea Road, Building B, Suite 112,Memphis, TN, USA 38118 for $8,878 per month under a lease ending December 2007; 1,382 square feet of sales office space at 401 Magnetic Drive, #41-42, Downsview Ontario, Canada M3J 3H9, for $1,225 per month under a lease ending September 2005; 320 square feet of sales office space at 1841-B, boulevard Hamel, Quebec City, Canada G1N 3Y9 for $383 per month under a lease ending May 2007; and 25,727 square feet of warehouse and office space at 1380 Newton, Local 100, Boucherville, Quebec J4B 5H3 for $13,666 per month under a lease ending June 2010.


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

In January, 2003 the three largest creditors of Reink USA filed a petition to force Reink into Chapter 7 under the US Federal Bankruptcy Act. We believe that some of the creditors involved with the petition assisted the new business which competed directly against us and was founded by our former CEO and VP of Finance. Reink USA filed a motion to have the petition thrown out since the third creditor withdrew from the filing and also since the counsel for the petitioners withdrew. Subsequently the remaining two creditors provided a new third creditor and amended the filing. This new third creditor also subsequently withdrew and the two remaining creditors found two other creditors and filed an amendment. During March 2003, Reink USA's motion to convert to a voluntary Chapter 11 was accepted by the District of New Jersey, Federal Bankruptcy Court. As a result of failed negotiations with our largest suppliers, on July 10, 2003, Reink USA was moved from Chapter 11 "Reorganization" into Chapter 7 "Liquidation" and a Bankruptcy Trustee was appointed to administer the estate. As a result, we lost control of Reink USA and Reink USA is presented for all periods as a discontinued operation. We are unaware of any changes in the status of the Bankruptcy proceedings.

No other material legal proceedings are pending to which we or any of our property is subject, nor to our knowledge are any such proceedings threatened.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                                     PART II

              ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER
                        MATTERS AND SMALL BUSINESS ISSUER
                         PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "ADSO." From May 11, 2000 until March 22, 2004, the first business day after March 19, 2004, the date we changed our name from Reink Corp. to Adsero Corp., our stock was quoted under the symbol "RINC." The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark- down or commission, and may not represent actual transactions. The prices set forth below reflect the 1:20 reverse stock split which was effected on March 22, 2004.

      QUARTER INDICATED                                     HIGH BID     LOW BID
      ------------------                                    --------     -------
      March 31, 2003 ....................................   $   3.00     $   .20
      June 30, 2003 .....................................       1.20         .40
      September 30, 2003 ................................        .40         .20
      December 31, 2003 .................................       1.80         .20
      March 31, 2004 ....................................        .25         .03
      June 30, 2004 .....................................       1.65         .25
      September 30, 2004 ................................       1.73        1.05
      December 31, 2004 .................................       1.25         .65
      March 31, 2005 ....................................       1.90        1.02
      June 30, 2005 .....................................       1.42         .90
      September 30, 2005 ................................       1.80        1.37
      December 31, 2005 .................................       1.65        1.37

On March 31, 2006, the closing bid price for our common stock was $1.21 per share.

HOLDERS

As of March 31, 2006, there were 174 record holders of our common stock.

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

In April 2004, we issued an aggregate of 5,405,055 restricted shares of our common stock to Interhold Co. and its designees pursuant to a February 28, 2004 Note Cancellation and General Release under which a $308,000 promissory note of Reink Imaging USA, Ltd. in favor of Interhold Co., plus all interest due thereon ($73,240) was cancelled. Also cancelled was an April 7, 2003 Guarantee and Security Agreement between Interhold and us which had been put in place as a result of a January 2002 agreement.

In April 2004, we issued an aggregate of 2,350,500 restricted shares of our common stock to designees of Manchester Administrative Services Ltd. ("Manchester") pursuant to a February 28, 2004 Debt Conversion and General Release under which a debt of ours to Manchester in the approximate amount of $306,500 was cancelled. This debt was incurred pursuant to our January 6, 2003 Consulting Agreement with Manchester and included debts incurred in January and February 2004.

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

Effective January 31, 2005 in connection with the Teckn-O-Laser Global Company acquisition, 3091503 Nova Scotia Company, an indirect subsidiary of ours, issued an aggregate of 6,500,000 Series I Exchangeable Shares to the former shareholder of Teckn-O-Laser Global Company, each of which is convertible into one share of our common stock. In the same transaction, we issued an aggregate of 6,500,000 shares of our Series A Special Voting Preferred Stock to the holders of the Series I Exchangeable Shares. See Description of Business - Teckn-O-Laser Share Purchase Agreement.

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

In connection with our July 21, 2005 Agency Agreement with Loewen, Ondaatje, McCutcheon Limited hereof, and the related offering made thereunder, on July 21, 2005 we issued the following securities:

         o  1,707,000 Subscription Receipts; and

         o  119,490 Broker Warrants.

Effective September 30, 2005 Westminster Capital Inc., the holder of our January 7, 2005 3.9% 1,000,000 convertible promissory note, converted the principal ($1,000,000) and interest ($28,529) then due thereon, at a conversion price of $.50 per unit, into an aggregate of 2,057,058 units. Each unit consists of one share of our common stock and one common stock purchase warrant each of which is exercisable to purchase an additional share of our common stock at a price of $1.50 per share at any time prior to July 1, 2008. The 2,057,058 shares were issued on December 12, 2005.

On November 4, 2005 we sold 2,400,000 subscription receipts at a price of $.50 per subscription receipt or an aggregate of $1,200,000 to one person. Each subscription receipt was automatically exercised, without payment of any additional consideration, on January 31, 2006 into one unit. Each unit consists of one share of our common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase, subject to adjustment, an additional share of our common stock at a price of $1.25 per share during the period ending at 5:00 p.m. (Toronto time) on May 3, 2007.

On November 4, 2005 we received aggregate loans of $600,000 from three related persons. In consideration thereof, we issued 5% convertible promissory notes due December 31, 2006 (the "Maturity Date") to Alain Lachambre ($136,198), Yvon Leveille ($328,113) and Manchester Consolidated Corp. ($135,689). Interest and principal on the notes are due on the Maturity Date. The notes can be prepaid by us at any time. If all principal and interest due on the notes are not paid in full on the Maturity Date, the respective holders may, at their sole option, convert the total amount of unpaid principal and interest into shares of our common stock at the rate of $.50 per share.

On November 4, 2005 we entered into a term loan with Turbon International Inc. In connection therewith we issued to Turbon International Inc. a $2,800,000 5% promissory note due October 31, 2008.

In connection with our November 9, 2005 Agency Agreement with Loewen, Ondaatje, McCutcheon Limited and the related offering made thereunder, on November 9, 2005 we issued the following securities:

         o  4,000,000 Subscription Receipts; and

         o  280,000 Broker Warrants.

In connection with our November 29, 2005 Agency Agreement with Loewen, Ondaatje, McCutcheon Limited and the related offering made thereunder, we issued the following securities:

         o  1,400,000 Subscription Receipts; and

         o  98,000 Broker Warrants.

On December 12, 2005 we issued 4,392,397 shares of our common stock to one person. The recipient was the assignee of a person entitled to 1,120,000 shares of our common stock as an acquisition fee related to our purchase of shares of Turbon AG and was the assignee of two entities entitled to an aggregate of 3,272,397 shares of our common stock pursuant to a November 4, 2005 agreement between us and these entities in which the entities agreed to a restructuring of our obligations to them under a January 2, 2005 share purchase agreement.

Effective December 31, 2005 we issued an aggregate of 7,960,500 shares of our common stock (the "Shares") and 7,960,500 warrants (the "Warrants") to the 13 holders of subscription receipts purchased in our July 21, 2005, November 9, 2005 and November 29, 2005 Regulation S private placement offerings pursuant to the automatic exercise on December 31, 2005 of the subscription receipts. Each Warrant is exercisable to purchase one share of our common stock at a price of $1.25 per share during the 30 month period that commenced on the closing date of the offering in which the overlying subscription receipts were issued. Accordingly, 2,560,500 of the Warrants are exercisable through January 21, 2008; 4,000,000 of the Warrants are exercisable through May 9, 2008; and 1,400,000 of the Warrants are exercisable through May 29, 2008.

Effective December 31, 2005, we issued an aggregate of 557,235 Agent's Warrants pursuant to the automatic exercise of Broker's Warrants issued in connection with our July 21, 2005, November 9, 2005 and November 29, 2005 Regulation S private placement offerings. Each Agent's Warrant entitles the holder thereof to purchase from us one unit (the "Units") at a price of $.50 per Unit. Each Unit consists of one share of our common stock (the "Shares") and one common stock purchase warrant (the "Warrants"), each exercisable to purchase one additional share of our common stock (the "Warrant Shares") at a price of $1.25 per share during the 30 month period that commenced on the closing date of the offering in which the overlying Broker Warrants were issued. Accordingly, 179,235 of the Warrants, if issued, will be exercisable through January 21, 2008, 280,000 of the Warrants, if issued, will be exercisable through May 9, 2008 and 98,000 of the Warrants, if issued, will be exercisable through May 29, 2008.

Effective January 31, 2006, we issued 2,400,000 shares of our common stock (the "Shares") and warrants (the "Warrants") to purchase 2,400,000 shares of our common stock to the holder of our November 4, 2005 subscription receipts upon the automatic exercise of such subscription receipts on such date. No additional consideration was payable to us upon the exercise. Each Warrant entitles the holder to purchase, subject to adjustment, one share of our common stock at a price of $1.25 per share at any time prior to 5:00 p.m. (Toronto time) on May 3, 2008.

In February 2006 we issued an aggregate of 60,000 stock options to four sales consultants. Each option is exercisable at a price of $1.20 per share for a period of ten years from issuance.

All of the foregoing issuances were made in reliance on Section 3(a)(9), 4(2) or Regulation S of the Securities Act of 1933, as amended.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes information regarding our stock option plans as at March 31, 2006.

                                                                                        NUMBER OF OPTIONS
                                                                                       REMAINING AVAILABLE
                                                                                       FOR FUTURE ISSUANCE
                                                                                           UNDER EQUITY
                                     NUMBER OF SHARES TO BE     WEIGHTED-AVERAGE        COMPENSATION PLANS
                                    ISSUED UPON EXERCISE OF    EXERCISE PRICE OF      (EXCLUDING SECURITIES
          PLAN CATEGORY               OUTSTANDING OPTIONS     OUTSTANDING OPTIONS    REFLECTED IN COLUMN (A))
                                              (A)                     (B)                    (C)
Equity compensation plans
   approved by security holders ..          708,500                $     1.31               791,500

Equity compensation plans not
   approved by security holders ..              N/A                       N/A                   N/A

TOTAL ............................          708,500                $     1.31               791,500

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

As of March 31, 2006, we had issued options to purchase an aggregate of 708,500 shares of common stock under our stock options plans at exercise prices ranging from $.25 to $13.40 per share. All of such issuances involved grants of non-qualified stock options.


                            ITEM 6. PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Report.

In January 2005 we purchased Teckn-O-Laser Global Company, a remanufacturer of laser toner and inkjet print cartridges. Prior to the acquisition, we had no operations. Accordingly, no comparison of prior period results is contained herein. Technolaser had grown from its inception in 1988 to approximately $27 million in revenues at the time of the acquisition. Approximately 60% of Technolaser's business is in the US with the remainder in Canada. The cartridge business has become increasingly competitive over the last few years resulting in ongoing pricing pressure. This pressure is expected to continue for at least the next year due to the overall consolidation which is occurring within the industry. Technolaser was profitable from inception until 2004 and has gone through some restructuring in response to the changes within the industry. Approximately 90% of Technolaser's revenues is attributable to sales of remanufactured laser toner cartridges. Due to the competitiveness of the industry we began the process of outsourcing portions of our volume in order to capitalize on lower cost manufacturing locations. As of December 31, 2005 approximately 40% of our production needs are sourced from Turbon AG. We anticipate this amount increasing to in excess of 50% during 2006. As a result of this shift we have and are in the process of modifying our cost structure and fixed costs to coincide with our production levels. At the beginning of 2006 we closed our Memphis distribution facility and we are in the process of closing our Boucherville sorting center. These changes combined with other manpower changes are expected to bring our costs back in line with the volume of production in the local market.

We recorded a net loss of $ 7,387,429 during the year-ended December 31, 2005. We recorded a goodwill impairment charge of $3,194,722, and a charge of $1,703,131 due to restructuring of our business as we moved more of our production off-shore. In addition, our depreciation was increased by $856,000 due to the retroactive amortization during the year related to certain intangibles. Income before interest, depreciation and income taxes, as adjusted for these items, was $90,105. As we move our production to lower cost facilities, we have had to carry additional costs. Once this change has been fully implemented, additional costs are expected to be taken out of our operations thereby streamlining our cost structure and making us more competitive within the marketplace in which we operate.

As of December 31, 2005, we had a working capital deficiency of approximately $5,019,589 (including approximately $2,125,341 related to the discontinued operation leaving a net working capital deficiency of approximately $2,894,248. At December 31, 2005 and subsequent thereto, we are not in compliance with certain covenants under a line of credit obligation and certain of its term loans. The lender under these obligations has the right to demand immediate repayment of these loans due to this event of default. On January 31, 2006 we entered into a Standstill Agreement (the "Agreement") with the lender whereby the lender agreed to suspend its rights under the loans until April 30, 2006 subject to our compliance with certain conditions. These conditions included our payment of US$500,000 within two business days of the Agreement to reduce the outstanding principal and interest balance due under the credit facility; to pay a postponement fee to the lender of CDN$35,000 (approximately US$30,435); and to pay penalty fees of CDN$20,000 per month for the period January 1, 2006 through April 30, 2006 or an aggregate of CDN$80,000 (approximately US$69,565). All required payments were made. As further discussed in "Item 1. Description of Business - Standstill Agreement with National Bank of Canada", effective May 1, 2006 the lender has agreed, subject to compliance with certain conditions, to further suspend its rights under the loans until July 31, 2006. Any demand to repay the outstanding balance, which amounted to an aggregate of $3,000,116 at December 31, 2005, would have a material adverse effect on our business. We cannot provide any assurance that the lender under these obligations will not demand repayment of the balance after completion of the Agreement.

Our continued existence is dependent upon our ability to raise additional capital and generate revenue and operating cash flow through the execution of our business plan. We can not provide any assurance that we will be able obtain the financing we needs to sustain the business until such time that we generate sufficient revenue and operating cash flow through the operations of the Tecknolaser Group or other prospective acquiree businesses. These matters raise substantial doubt about our ability to continue as a going concern.

During the quarter ended December 31, 2005 we raised approximately $4.4 million in additional equity and entered into a loan agreements for approximately $7.2 million with various parties. These and prior financings allowed us to acquire Teckn-O-Laser Global Company in January 2005 and an aggregate of 400,000 treasury shares of Turbon AG in June 2005 and November 2005. In April 2005 we announced our interest in acquiring all of the outstanding shares of Turbon AG, a German public company operating in the same business. No assurance can be given that we will be able to successfully acquire all of Turbon AG's outstanding shares. See "DESCRIPTION OF BUSINESS - Turbon AG Acquisition." As discussed above, we have acquired 400,000 common shares of Turbon AG which equates to approximately 10% of the outstanding shares of Turbon AG.

Except as provided herein, we have no present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except as noted herein, we know of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way. We have no material commitments for capital expenditures. As a result of the Teckn-O-Laser Global Company acquisition we operate a plant in Sainte Julie, Quebec that is equipped to remanufacture laser toner printer cartridges. We also conduct reverse engineering of products at this location. During its 2003 and 2004 fiscal years ended April 30, 2003 and April 30, 2004, respectively, Teckn-O-Laser Global Company expended approximately $395,833 (approximately CDN$475,0000) and $280,000 (approximately CDN$336,000) on this reverse engineering process. We spent approximately $300,000 on reverse engineering during 2005. We have 144 employees as a result of the Teckn-O-Laser Global Company acquisition. We presently have sufficient cash available together with anticipated cash flow from operations to cover our anticipated cash requirements for our existing operations for the next 12 months assuming we can refinance our existing bank debt. This does not take into account the additional financing we will require during the next 12 months if we proceed with our present intention to attempt to acquire the balance of Turbon AG or if we pursue other acquisitions. No assurance can be given that we will raise additional financing, if sought, or that if raised, that such financing will be obtained on beneficial terms.


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


              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING, AND FINANCIAL DISCLOSURE

Not Applicable.

                        ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this annual report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

OFFICERS' CERTIFICATIONS

Appearing as exhibits to this Annual Report are "Certifications" of our Chief Executive Officer and Chief Financial Officer. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.


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

The following table sets forth certain information, as of March 31, 2006, with respect to our directors and executive officers.

                                                               Date of Election
                                                               or Appointment
Name             Positions Held                          Age   as Director
--------------   -------------------------------------   ---   -----------------
Yvon Leveille    President, Chief Executive Officer,      57   January 31, 2005
                 Director

William Smith    Secretary, Treasurer, Chief Financial    42   May 2000
                 Officer, Director

Wayne Maddever   Director                                 57   October 2000

Andre Leroux     Director                                 53   March 8, 2005

Donald Page      Chairman                                 52   March 30, 2005

John Ioannou     Director                                 49   November 14, 2005

Aldo DeLuca      Director                                 49   November 14, 2005

The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

YVON LEVEILLE joined us effective January 31, 2005, as a result of our acquisition of Teckn-O-Laser Global Company ("Tecknolaser"). He founded Tecknolaser in 1988 and has helped grow revenues from nil to over $27 million. Previously he founded Micro Tempus in 1982, a communications software development company which went public in 1986. He is a graduate of Devry Institute of Technology - electronic engineering.

WILLIAM M. SMITH joined us in May 1999, as Chief Financial Officer and has served as our Secretary, Treasurer, and as a Director since May 2000. From April 1998 to March 1999, Mr. Smith was the CFO of the Locator Group Inc., a leader in the publishing industry. From September 1994 to March 1998, Mr. Smith was Vice President and Treasurer of Cott Corporation, a publicly traded company in both Canada and the United States. Cott Corporation is the largest private label manufacturer of soft drinks in North America. Prior to 1994, Mr. Smith was the Treasurer and Officer at Molson Breweries responsible for all financing, cash flow, leasing and foreign exchange, amongst other senior financial responsibilities. Mr. Smith is a chartered accountant and graduated with honors from the University of Waterloo, Canada with a Bachelor of Mathematics degree in 1987.

WAYNE J. MADDEVER, PH.D., P. ENG. joined us as a Director in October 2000 and was appointed President and CEO on January 10, 2003. On January 28, 2005 he resigned his positions as our President and Chief Executive Officer. From January 1999 until October 2000, Dr. Maddever was General Manager of Sanden Machine, Ltd., a Cambridge, Ontario, Canada supplier of web offset printing equipment to the forms, direct mail and commercial printing industries. From December, 1996 to January, 1999, Dr. Maddever served as President of Resource Plastics, Inc., the largest recycler of film and rigid plastics in Canada. From May, 1991 to December 1996, Dr. Maddever served as General Manager of MG Canada, a subsidiary of Messen Greishein Gnbh, Germany's largest industrial gas company. Dr. Maddever received his Doctorate in Metallurgical and Materials Science Engineering from the University of Toronto in 1978.

ANDRE LEROUX joined us as a Director in March 2005. Mr. Leroux has been Chairman and CEO of Noveko Echographes Inc. since 2002. From 1999 through 2002 Mr. Leroux was Chairman and CEO of Alliance Medical Inc. Prior to this, Mr. Leroux was Chairman and CEO of Leroux Steel Inc.

DONALD PAGE joined us as the Chairman of Board of Directors in March 2005. Since September 2003, Mr. Page has been a consultant with Glister Limited, a management consulting firm. Prior to September 2003 Mr. Page was Vice Chairman of Kingsdale Capital Partners Inc. Prior to March 2002 Mr. Page was Vice President - Corporate Finance with Desjardins Securities Inc. Prior to August 2001, Mr. Page was Executive Vice President of Groome Capital Inc. Mr. Page is a Chartered Accountant and graduated with a Bachelor of Arts from the University of Western Ontario.

JOHN IOANNOU joined us as a Director in November 2005. Mr. Ioannou is an experienced senior executive with approximately 27 years of experience in which he has operated and advised businesses in the technology, services, private equity and manufacturing sectors. From August 2004 to the present he has served as Vice President, New Ventures for The Turbon Group. From December 2002 until August 2004 he served as the Chief Executive Officer for InTone Corporation. From April 2001 until September 2002 he was the General Partner of Endeavor Capital Management, a private equity firm specializing in technology and manufacturing segments. He also spent 14 years with IBM where he served in a number of different management positions in marketing, finance, sales and operations. Mr. Ioannou holds a B.S. in management from St. Peter's College.

ALDO DELUCA joined us as a Director in November 2005. Mr. DeLuca is an experienced senior executive with approximately 26 years of experience working for businesses ranging from private sector entities to Fortune 200 companies. From January 2004 until the present he has been employed as the Managing Director of Finance and Operations for The Turbon Group. From November 1999 through December 2003 he served as the Chief Executive Officer of Granite Packaging Supply/Weidner Plastics. Prior to that, Mr. Deluca held various senior management positions within the packaging industry. Mr. Deluca holds a B.A. in Management/Accounting from Temple University and an MBA from Rider University.

BOARD OF DIRECTORS

Effective March 30, 2005 our non-employee directors receive CDN$1,000 for each board and board committee meeting they attend. Further, on March 30, 2005 we issued stock options to our non-employee directors. Directors are reimbursed their expenses, if any, for attendance at meetings of the board of directors. Our board of directors may designate from among its members an executive committee and one or more other committees. Effective March 30, 2005 we have designated an audit committee. Our audit committee is comprised of Andre Leroux and Donald Page with Mr. Page serving as the audit committee financial expert. Mr. Page is an independent director. Effective the same date, we designated a compensation committee comprised of Mr. Page and Dr. Maddever. On November 14, 2005 we increased the size of our board of directors from five to seven persons and appointed John Ioannou and Aldo DeLuca to fill the newly created board vacancies.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act, as amended, requires that our directors, executive officers and persons who own more than 10% of a class of our equity securities which are registered under the Exchange Act to file with the Commission initial reports of ownership and reports of changes of ownership of such registered securities.

To our knowledge, based solely on a review of copies of such reports, no person required to file such a report failed to file a required report or failed to file a required report on a timely basis with respect to the fiscal year covered by this report, except as follows:

         o Wayne Maddever failed to file a Form 4 and filed a Form 5 (which included the required Form 4 disclosures) on a late basis.

         o Andre Leroux failed to file a Form 3 and a Form 4 and filed a Form 5 (which included the required Form 3 and Form 4 disclosures) on a late basis.

         o Donald Page failed to file a Form 3, Forms 4 and filed a Form 5 (which included the required Form 3 and Form 4 disclosures) on a late basis.

         o Yvon Leveille failed to file a Form 3, Forms 4 and filed a Form 5 (which included the required Form 3 and Form 4 disclosures) on a late basis.

         o Dynamic Power Hedge Fund, through its investment manager, filed a Form 3 on a late basis.

CODE OF ETHICS

On March 30, 2005 we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our President c/o Adsero Corp. at 2101 Nobel Street, Sainte Julie, Quebec, J3E 1Z8.


                         ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended December 31, 2005 to
(i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2005 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2005 that received annual compensation during the fiscal year ended December 31, 2005 in excess of $100,000.

                                              SUMMARY COMPENSATION TABLE
                                        ANNUAL COMPENSATION                    LONG TERM COMPENSATION
                               -------------------------------------    -------------------------------------
                                                                                              AWARDS               PAYMENTS
                                                                                      -----------------------    ------------
NAME OF INDIVIDUAL                                                      RESTRICTED     SECURITIES
AND PRINCIPAL                                           OTHER ANNUAL      STOCK        UNDERLYING       LTIP      ALL OTHER
POSITION               YEAR       SALARY       BONUS    COMPENSATION     AWARD(S)     OPTIONS/SARS    PAYOUTS    COMPENSATION
--------------------   ----    ------------    -----    ------------    ----------    ------------    -------    ------------
Wayne Maddever
President/CEO          2005    $       0        $ 0         $ 0             0           30,000(1)        0             0
                       2004    $       0        $ 0         $ 0             0          100,000(1)        0             0
                       2003    $  58,000(2)     $ 0         $ 0             0                0           0             0

Yvon Leveille
President/CEO          2005    $ 149,804        $ 0         $ 0             0                0           0             0
                       2004    $       0        $ 0         $ 0             0                0           0             0
                       2003    $       0        $ 0         $ 0             0                0           0             0

Alain Lachambre
Vice President         2005    $ 148,036        $ 0         $ 0             0                0           0             0
                       2004    $       0        $ 0         $ 0             0                0           0             0
                       2003    $       0        $ 0         $ 0             0                0           0             0

William Smith
Secretary/Treasurer/
CFO                    2005    $ 100,600        $ 0         $ 0             0                0           0             0
                       2004    $  81,500        $ 0         $ 0             0          100,000(3)        0             0
                       2003    $  86,400        $ 0         $ 0             0                0           0             0

_______________

      (1) On April 15, 2005 Mr. Maddever received 100,000 stock options, each exercisable for the purchase of one share of our common stock at a price of $.25 per year for a period of 10 years from issuance. The options vest in equal 1/3 amounts over a three year period on each of the first, second and third anniversaries of the date of issuance. On March 30, 2005 Mr. Maddever received 30,000 stock options, each exercisable for the purchase of one share of our common stock at a price of $1.06 per year for a period of 10 years from issuance. The options vest in equal 1/3 amounts over a three year period on each of the first, second and third anniversaries of the date of issuance.

      (2) Includes $20,000 which was converted in January 2004, through BBP Consulting, a sole proprietorship owned by Mr. Maddever, into 100,000 shares of our common stock.

      (3) On April 15, 2005 Mr. Smith received 100,000 stock options, each exercisable for the purchase of one share of our common stock at a rice of $.25 per year for a period of 10 years from issuance. The options vest in equal 1/3 amounts over a three year period on each of the first, second and third anniversaries of the date of issuance.

No stock appreciation rights were granted to the named executive officers during the year ended December 31, 2005.

The following table sets forth information as to Options held by the named executive officers at December 31, 2005:

                                                      NUMBER OF
                                                     SECURITIES                VALUE OF
                                                     UNDERLYING               UNEXERCISED
                                                     UNEXERCISED             IN-THE-MONEY
                                                     OPTIONS AT               OPTIONS AT
                        SHARES                    FISCAL YEAR END -        FISCAL YEAR END -
                       ACQUIRED        VALUE        EXERCISABLE/             EXERCISABLE/
NAME OF INDIVIDUAL   UPON EXERCISE   REALIZED       UNEXERCISABLE            UNEXERCISABLE
------------------   -------------   --------   --------------------   -------------------------
Wayne Maddever            N/A          N/A      33,333 Exercisable     $ 41,666 Exercisable(1)
                                                96,667 Unexercisable   $ 96,534 Unexercisable(1)

Yvon Leveille             N/A          N/A              N/A                      N/A

Alain Lachambre           N/A          N/A              N/A                      N/A

William Smith             N/A          N/A      44,583 Exercisable     $ 41,666 Exercisable(1)
                                                66,667 Unexercisable   $ 83,334 Unexercisable(1)

_______________

      (1)   Based upon closing price of $1.50 per share on December 30, 2005.

STOCK OPTION PLAN

On April 5, 2000, our Board of Directors (the "Board") approved a stock option plan (the "Option Plan") which was approved by our shareholders on April 6, 2000. Under the Option Plan, our Board in its discretion, may grant stock options to purchase shares of our common stock to employees, advisors and consultants. The Board has authorized the reservation of 1,500,000 common shares in conjunction with the authorization to grant an aggregate of 1,500,000 options pursuant to the Option Plan.

On May 26, 2000, our Board of Directors approved the grant of an aggregate of 62,625 stock options to various employees, including executive officers. The options have an exercise price of $13.40 per share and vest over a period of three years. 40,125 of these options expired in connection with the bankruptcy of our former subsidiary, Reink Imaging USA Ltd.

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

On January 31, 2005 we granted an aggregate of 244,500 options with an exercise price of $1.57 per share to 12 employees of Teckn-O-Laser Global Company. 136,000 of these options were cancelled effective March 31, 2006.

On February 1, 2005 we granted 100,000 stock options with an exercise price of $1.50 per share to Agora Investor Relations Corp.

On March 30, 2005 we granted an aggregate of 110,000 stock options with an exercise price of $1.06 per share to our non-employee directors.

In February 2006 we granted an aggregate of 60,000 stock options with an exercise price of $1.20 per share to four sales consultants.

The total number of stock options outstanding as at March 31, 2006 is 708,500.

EMPLOYMENT AND CONSULTING AGREEMENTS

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

The Lachambre Employment Agreement provides for Mr. Lachambre to serve as our Vice President - Sales and Marketing and further provides for the payment to Mr. Lachambre of an initial base salary of CDN$166,000 (approximately US$138,000) together with performance based bonuses.

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

The named executive officers received no options and no SAR grants from us during the fiscal year ended December 31, 2005.

STOCK APPRECIATION RIGHTS

The named executive officers did not receive any stock appreciation rights from us during the fiscal year ended December 31, 2005.

LONG TERM INCENTIVE PLAN AWARDS

We made no long-term incentive plan awards to the named executive officers during the fiscal year ended December 31, 2005.

COMPENSATION OF DIRECTORS

Our non-employee directors receive CDN$1,000 for each meeting of the Board of Directors. Directors are reimbursed for their expenses, if any, for attendance at meetings of the Board of Directors. In addition our non-employee Directors received stock options in March 2005.

REPORT ON REPRICING OF OPTIONS/SARS

During the fiscal year ended December 31, 2005 we did not adjust or amend the exercise price of any stock options or SARs owned by the named executive officers.


   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                           RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock and Series A preferred stock known by us as of March 31, 2006 by:

         o each person or entity known by us to be the beneficial owner of more than 5% of our common stock or 5% of our Series A preferred stock;

         o  each of our directors;

         o  each of our executive officers; and

         o  all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock and Series A preferred stock issuable to such holder in the event of exercise of outstanding options, warrants, subscription receipts, Broker Warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock and Series A preferred stock owned by them, except to the extent such power may be shared with a spouse.

                                                              Amount and Nature
                                                              of Beneficial            Percentage of
Name of Beneficial Owner      Title of Class                  Ownership(1)             Class(2)
---------------------------   -----------------------------   ----------------------   -------------
Wayne Maddever                Common stock, par value $.001   178,166 Shares (3)                .52%
                              per share

                              Series A preferred stock, par   0 Shares                            0%
                              value $.0001 per share

William Smith                 Common stock, par value $.001   489,916 Shares (4)               1.44%
                              per share

                              Series A preferred stock, par   0 Shares                            0%
                              value $.0001 per share

Yvon Leveille                 Common stock, par value $.001   4,593,333 Shares (5)            11.89%
                              per share

                              Series A preferred stock, par   4,593,333 Shares                70.67%
                              value $.0001 per share

Andre Leroux                  Common stock, par value $.001   10,000 Shares (6)                 .03%
                              per share

                              Series A preferred stock, par   0 Shares                            0%
                              value $.0001 per share

Donald Page                   Common stock, par value $.001   158,043 Shares (7)                .46%
                              per share

                              Series A preferred stock, par   0 Shares                            0%
                              value $.0001 per share

Alain Lachambre               Common stock, par value $.001   1,906,667 Shares (8)             5.31%
                              per share

                              Series A preferred stock, par   1,906,667 Shares                29.33%
                              value $.0001 per share

Anthony M. Pallante           Common stock, par value $.001   1,876,852 Shares (9)              5.5%
                              per share

                                                              Amount and Nature
                                                              of Beneficial            Percentage of
Name of Beneficial Owner      Title of Class                  Ownership(1)             Class(2)
---------------------------   -----------------------------   ----------------------   -------------
                              Series A preferred stock, par   0 Shares                            0%
                              value $.0001 per share

Westminster Capital Inc.      Common stock, par value $.001   5,064,822 Shares (10)           14.03%
                              per share

                              Series A preferred stock, par   0 Shares                            0%
                              value $.0001 per share

Barrington Bank               Common stock, par value $.001   2,522,195 Shares (11)            7.04%
International Ltd.            per share

                              Series A preferred stock, par   0 Shares                            0%
                              value $.0001 per share

HBT Holdings GmbH             Common stock, par value $.001   9,192,397 Shares (12)           25.22%
                              per share

                              Series A preferred stock, par   0 Shares                            0%
                              value $.0001 per share

Aldo DeLuca                   Common stock, par value $.001   0 Shares                            0%
                              per share

                              Series A preferred stock, par   0 Shares                            0%
                              value $.0001 per share

John Ioannou                  Common stock, par value $.001   0 Shares                            0%
                              per share

                              Series A preferred stock, par   0 Shares                            0%
                              value $.0001 per share

                                                              Amount and Nature
                                                              of Beneficial            Percentage of
Name of Beneficial Owner      Title of Class                  Ownership(1)             Class(2)
---------------------------   -----------------------------   ----------------------   -------------
AIG Global Investment Corp.   Common stock, par value $.001   2,600,000 Shares (13)            7.35%
                              per share

                              Series A preferred stock, par   0 Shares                            0%
                              value $.0001 per share

Fier-Cap Diamant Sec.         Common stock, par value $.001   2,550,000 Shares (14)            7.22%
                              per share

                              Series A preferred stock, par   0 Shares                            0%
                              value $.0001 per share

Northern Rivers Innovation    Common stock, par value $.001   1,736,100 Shares (15)            4.97%
Fund LP                       per share

                              Series A preferred stock, par   0 Shares                            0%
                              value $.0001 per share

Dynamic Power Hedge Fund      Common stock, par value $.001   4,800,100 Shares (16)           13.17%
                              per share

                              Series A preferred stock, par   0 Shares                            0%
                              value $.0001 per share

Loewen Ondaatje McCutcheon    Common stock, par value $.001   2,014,570 Shares (17)            5.83%
Limited                       per share

                              Series A preferred stock, par   0 Shares                            0%
                              value $.0001 per share

All officers and directors    Common stock, par value $.001   5,429,458                       13.96%
as a group (7 persons)        per share                       Shares(3)(4)(5)(6)(7)

                              Series A preferred stock, par   4,593,333 Shares                70.67%
                              value $.0001 per share

____________________

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

      (2) There were 34,051,930 shares of common stock and 6,500,000 shares of preferred stock issued and outstanding on March 31, 2006.

      (3) Includes 76,666 shares underlying stock options exercisable within the next 60 days and 1,500 shares owned by the Estate of William Maddever. Excludes 53,334 shares underlying stock options not exercisable within the next 60 days.

      (4) Includes 77,916 shares underlying stock options exercisable within the next 60 days and 384,000 shares owned by Mr. Smith's wife, Carolyn Robus Smith. Excludes 33,334 shares underlying stock options not exercisable within the next 60 days.

      (5) Includes 4,593,333 Series I Exchangeable Shares of 3091503 Nova Scotia Company owned by 9144-6773 Quebec Inc., a company beneficially owned by Mr. Leveille, which are presently convertible on a 1 for 1 basis into shares of our common stock. Excludes 656,226 shares issuable upon conversion of an outstanding promissory note that is not convertible within the next 60 days.

      (6) Includes 10,000 shares underlying presently exercisable stock options. Excludes 20,000 shares underlying stock options not exercisable within the next 60 days.

      (7) Donald Page has a consulting agreement with DGM Bank and Trust Inc. under which he has equity participation rights in transactions where he has assisted. DGM Bank & Trust Inc. owns shares of our common stock and common stock purchase warrants. Through the consulting agreement, Mr. Page has an indirect beneficial interest in 70,688 common shares and 70,688 warrants. Includes 16,667 shares underlying presently exercisable stock options. Excludes 33,333 shares underlying stock options not exercisable within the next 60 days.

      (8) Includes 1,906,667 Series I Exchangeable Shares of 3091503 Nova Scotia Company owned by 9144-6906 Quebec Inc., a company beneficially owned by Mr. Lachambre, which are convertible on a 1 for 1 basis into shares of our common stock. Excludes 272,396 shares issuable upon conversion of an outstanding promissory note that is not convertible within the next 60 days.

      (9) Includes 1,456,500 shares held in the name of Manchester Consolidated Corp. which is beneficially owned by Anthony M. Pallante, 7,500 shares owned by MCPET, a private equity fund managed by Manchester Consolidated Corp., 334,936 shares owned by Mr. Pallante's wife, Frances Pallante, and 77,916 shares underlying stock options exercisable within the next 60 days. Excludes 33,334 shares underlying stock options not exercisable within the next 60 days and 500,000 shares owned by R World Inc., a company in which Mr. Pallante has a 40% interest. Excludes 271,378 shares issuable to Manchester Consolidated Corp. upon conversion of an outstanding promissory note that is not convertible within the next 60 days.

      (10) The beneficial owner of Westminster Capital Inc. is William Belzberg. Includes 2,057,058 shares issuable upon exercise of presently exercisable warrants.

      (11) Includes 1,800,000 shares issuable upon conversion of an outstanding loan.

      (12)  The beneficial owner of HBT Holdings GmbH is Holger
            Brueckmann-Turbon. Includes 2,400,000 shares underlying presently exercisable common stock purchase warrants.

      (13) Includes 1,300,000 shares underlying presently exercisable common stock purchase warrants.

      (14) Includes 1,275,000 shares underlying presently exercisable common stock purchase warrants.

      (15) Includes 868,050 shares underlying presently exercisable common stock purchase warrants.

      (16) Includes 2,400,050 shares underlying presently exercisable common stock purchase warrants.

      (17) Includes 500,500 shares underlying presently exercisable common stock purchase warrants.

The addresses for each of Wayne Maddever, William Smith, Yvon Leveille, Andre Leroux, Donald Page and Alain Lachambre is c/o Adsero Corp., 2101 Nobel Street, Sainte Julie, Quebec J3E 1Z8. The addresses for each of John Ioannou and Aldo DeLuca is 2704 Cindel Drive, Cinnaminson, NJ 08077. The address for HBT Holdings GmbH is Goeckinghofstrasse 34, D-58332, Schwelm, Germany. The address for Anthony M. Pallante is 120 Adelaide Street West, Suite 2401, Toronto, Ontario M5H 1T1. The address for Westminster Capital Corp. is 9665 Wilshire Boulevard, Suite M-10, Beverly Hills, California 90212. The address for Barrington Bank International Ltd. is 2nd Floor, Cumberland House, 27 Cumberland Street, PO Box N-3026, Nassau, Bahamas. The address for Dynamic Power Hedge Fund is 55th Floor, Scotia Plaza, 40 King Street West, Toronto, Ontario M5H 4A9. The address for Northern Rivers Innovation Fund LP is 200 Bay Street, Suite 2000, Royal Bank Plaza, North Tower, Toronto, Ontario M5J 2J2. The address for FIER-Cap Diamant Sec. is 900 Rene Levesque Est. Boulevard, Quebec, Quebec G1R 2B5. The address for AIG Global Investment Corp. is 145 Wellington Street W., Toronto, Ontario M5J 1H8. The address for Loewen Ondaatje McCutcheon Limited is 55 Avenue Road, Suite 2250, East Tower, Toronto, Ontario M5R 3L2.

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

In January 2004 we entered into an exclusive financing arrangement with Manchester Consolidated Corp. ("Manchester"), a corporation owned by Anthony Pallante whereby a fee is payable by us, upon successful completion of a financing or any acquisition, merger, or other business combination generated by Manchester. The fees for financing were 10% up to $2 million plus 7% on $2 million to $5 million plus 5% on any excess over $5 million and the fees for an acquisition which are based on the transaction value were 12% on first $5 million plus 7% on the next $5 million plus 4% on any excess value over $10 million. Where Manchester both raises financing and assists in a merger in the same transaction it is entitled to the larger fee under the two provisions. Either party to the agreement can terminate, without penalty, with 9 months written notice. In July 2004 we amended the January 2004 financing agreement arrangement. Thereunder, we are presently obligated to pay Manchester a fee upon successful completion of a financing or any acquisitions, mergers, or other business combinations arranged for us by or through Manchester. The revised fee structure for financings are 10% for transactions up to and including $2,000,000; 7% for transactions in excess of $2,000,000 up to and including $5,000,000; and 5% for transactions in excess of $5,000,000. The revised fee structure for acquisitions, mergers or other business combinations is 12% for transactions up to and including $5,000,000; 7% for transactions in excess of $5,000,000 up to and including $10,000,000; and 5% for transactions in excess of $10,000,000. All other material terms of the arrangement remain unchanged. In connection with its role in arranging the Share Purchase Agreement with Teckn-O-Laser Global Company, we paid Manchester a transaction fee equal to 5% of the transaction value of CDN($15,382,000) (approximately US$12,813,206) which was CDN$769,100 (approximately US$640,660). Payments consisted of CDN$350,000 in cash (approximately US$291,550) and CDN$419,100 (approximately US$349,250) in shares of our common stock valued at US$.50 per share resulting in our March 2005 issuance of 538,500 shares to Manchester and an aggregate of 160,000 shares to two designees of Manchester. As more fully described under "DESCRIPTION OF BUSINESS - Share Purchase Agreement with Turbon AG", in November 2005 we paid acquisition fees of $642,000 pursuant to the financing arrangement to Manchester and its designees consisting of cash ($82,000) and 1,120,000 shares of stock valued at $.50 per share ($560,000) in connection with our acquisition of an aggregate of 400,000 shares of Turbon AG.

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

In April 2004 we issued a $70,000 convertible promissory note bearing interest at 10% per annum to Manchester Consolidated Corp. The note was due on demand. It was convertible into shares of our common stock at a conversion price of $1.00 per share. The Note was repaid in full on February 2005.

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

Effective as at the January 31, 2005 closing of the Share Purchase Agreement, we entered into a renewable 3 year employment agreements with each of Yvon Leveille and Alain Lachambre. The Leveille Employment Agreement provides for Mr. Leveille to serve as our President and Chief Executive Officer and further provides for the payment to Mr. Leveille of an initial base annual salary of CDN$175,000 (approximately US$146,000) together with performance based bonuses. The Lachambre Employment Agreement provides for Mr. Lachambre to serve as our Vice President - Sales and Marketing and further provides for the payment to Mr. Lachambre of an initial base salary of CDN$166,000 (approximately US$138,000) together with performance based bonuses.

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

Effective January 31, 2005 in connection with the Teckn-O-Laser Global Company acquisition (the "Share Purchase Agreement"), 3091503 Nova Scotia Company, an indirect subsidiary of ours, issued an aggregate of 6,500,000 Series I Exchangeable Shares to the former shareholders of Teckn-O-Laser Global Company, 9144-6773 Quebec Inc. and 9144-6906 Quebec Inc. (the "Global Shareholders"), each of which is convertible into one share of our common stock. The beneficial owners of 9144-6773 Quebec Inc. and 9144-6906 Quebec Inc. are Yvon Leveille and Alain Lachambre. In the same transaction, we issued an aggregate of 6,500,000 shares of our Series A Special Voting Preferred Stock to the Global Shareholders. 4,593,333 of each of the Series I Exchangeable Shares and Series A Special Voting Preferred Shares were issued to 9144-6773 Quebec Inc. and 1,906,667 of each of the Series I Exchangeable Shares and Series A Special Voting Preferred were issued to 9144-6906 Quebec Inc. We also issued an aggregate of 1,932,000 shares of preferred stock of 3091503 Nova Scotia and paid CDN$750,000 to the Global Shareholders. As more fully described under "DESCRIPTION OF BUSINESS - Teckn-O-Laser Share Purchase Agreement", in November 2005 we entered into an agreement with the Global Shareholders to restructure certain post closing obligations of ours to the Global Shareholders pursuant to the Share Purchase Agreement. Pursuant to the restructuring certain conditional payment obligations of ours were cancelled as were the 1,932,000 shares of preferred stock of 3091503 Nova Scotia Company. In consideration thereof, we paid the Global Shareholders $600,000, issued 3,272,397 shares of our common stock to an assignee of the Global Shareholders and agreed to pay additional aggregate cash payments of $2,290,678 to the Global Shareholders in six equal quarterly installments of $381,780 each commencing March 31, 2007.

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

As more fully disclosed under "DESCRIPTION OF BUSINESS - Financing Transactions", on November 4, 2005 we sold 2,400,000 subscription receipts at a price of $.50 per subscription receipt or an aggregate of $1,200,000 to HBT Holdings GmbH. Each subscription receipt was automatically exercised, without payment of any additional consideration, on January 31, 2006 into one unit. Each unit consists of one share of our common stock (the "Unit Shares") and one common stock purchase warrant (the "Unit Warrants"). Each warrant entitles the holder to purchase, subject to adjustment, an additional share of our common stock (the "Warrant Shares") at a price of $1.25 per share during the period ending at 5:00 p.m. (Toronto time) on May 3, 2008. Holger Brueckmann-Turbon is the beneficial owner of HBT Holdings GmbH.

As more fully disclosed under "DESCRIPTION OF BUSINESS - Financing Transactions", on November 4, 2005 we received aggregate loans of $600,000 from three related persons. In consideration thereof, we issued 5% convertible promissory notes due December 31, 2006 (the "Maturity Date") to Alain Lachambre ($136,198), Yvon Leveille ($328,113) and Manchester Consolidated Corp. ($135,689). Interest and principal on the notes are due on the Maturity Date.

As more fully disclosed under "DESCRIPTION OF BUSINESS - Financing Transactions", as of November 4, 2005 we entered into a Loan Agreement (the "Loan Agreement") with Turbon International Inc., ("Turbon International"), a wholly subsidiary of Turbon AG, and Teckn-O-Laser Global Company, a wholly owned subsidiary of ours. Pursuant to the Loan Agreement, Turbon International made a $2,800,000 term loan to us and extended us a line of credit for up to an additional $2,800,000. Holger Brueckmann-Turbon is the chief executive officer and a principal shareholder of Turbon AG.


                                ITEM 13. EXHIBITS

Financial Statements                                             Page
--------------------                                             ----

Report of Independent Registered Public Accounting Firm ......    F-1

Consolidated Balance Sheet as at December 31, 2005 ...........    F-2

Consolidated Statement of Operations
for the years ended December 31, 2005 and December 31, 2004 ..    F-3

Consolidated Statements of Changes in Stockholders'
Equity (Deficiency) ..........................................    F-4

Consolidated Statement of Cash Flows for the years ended
December 31, 2005 and December 31, 2004 ......................    F-5

Notes to Consolidated Financial Statements ...................    F-6


FINANCIAL STATEMENT SCHEDULES

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


EXHIBITS

The following exhibits are included as part of this report:

             SEC REPORT
EXHIBIT NO.  REFERENCE NO.  DESCRIPTION
-----------  -------------  ----------------------------------------------------

2            2              Plan and Agreement of Reorganization by Merger of
                            Adsero Corp. With and Into Newmarket Strategic
                            Development Corp. Under the Name of Adsero Corp.(1)

3.1          3.1            Articles of Incorporation and Amendments (1)

3.2          3.2            By-Laws (1)

3.3          Appendix A     Certificate of Amendment to the Certificate of
                            Incorporation as filed with the Delaware Secretary of State on March 19, 2004(6)

4.1          4.1            Certificate of Designation of Registrant creating
                            Series A Special Voting Preferred Stock as filed with the Delaware Secretary of State on January
                            25, 2005 (3).

4.2          4.2            Form of Option Agreement for TOL Canada Employees
                            (3).

4.3          4.1            Form of Special Warrant (5).

4.4          4.2            Form of Warrant Certificate (5).

4.5          4.3            Warrant Indenture (5).

4.6          4.1            Form of Subscription Receipt (9).

4.7          4.2            Form of Broker Warrant (9).

4.8          4.1            Form of Subscription Receipt for November 4, 2005
                            Private Placement (10).

4.9          4.2            Form of Warrant for November 4, 2005 Private
                            Placement (10).

4.10         4.3            Form of Broker Warrant for November 4, 2005
                            Private Placement (10).

4.11         4.1            Subscription Receipt Certificate dated November
                            29, 2005 (11).

4.12         4.2            Broker Warrant Certificate dated November 29, 2005
                            (11).

             SEC REPORT
EXHIBIT NO.  REFERENCE NO.  DESCRIPTION
-----------  -------------  ----------------------------------------------------

9            9              Agreement for Sale and Purchase of Assets of
                            Assembly Services Unlimited, Inc. d/b/a Wildan
                            Services and Membership Certificates of Brittany
                            LLC and Plan of Reorganization (1)

10.1         10.1           Exclusive Agreement for Distribution of Product (1)

10.2         10.2           Employment Agreements:
                            William E. Gallagher (1)
                            Robert Sinatra (1)

10.3         10.3           Consulting Agreement dated as of January 6, 2003
                            between Registrant and BBP Consulting (2).

10.4         10.4           Consulting Agreement dated as of January 6, 2003
                            between Registrant and Manchester Administrative
                            Services Inc. (2)

10.5         10.5           Exclusive Financial Advisor Agreement dated
                            January 1, 2004 between Registrant and Manchester
                            Consolidated Corp. (2)

10.6         10.6           $250,000 Promissory Note of Registrant dated
                            January 1, 2004 issued to BG Capital Group Bahamas
                            Ltd. (2)

10.7         10.1           Share Purchase Agreement dated as of January 2,
                            2005 among Registrant, YAC Corp., Teckn-O-Laser
                            Company, 3091503 Nova Scotia Company,
                            Teckn-O-Laser Global Company, 3091732 Nova Scotia
                            Company and the Shareholders of Teckn-O-Laser
                            Global Company (3).

10.8         10.2           Series I Exchangeable Shares Voting and Exchange
                            and Support Agreement dated as of January 2, 2005 among Registrant, YAC Corp., 3091732 Nova Scotia
                            Company, 3091503 Nova Scotia Company and the persons holding Exchangeable Shares of 3091503
                            Nova Scotia Company(3).

10.9         10.3           Series II Exchangeable Shares Voting and Exchange
                            and Support Agreement dated as of January 2, 2005 among Registrant, YAC Corp., 3091732 Nova Scotia
                            Company, 3091503 Nova Scotia Company and the persons holding Exchangeable Shares of 3091503
                            Nova Scotia Company(3).

             SEC REPORT
EXHIBIT NO.  REFERENCE NO.  DESCRIPTION
-----------  -------------  ----------------------------------------------------

10.10        10.4           Preferred Share Purchase and Support Agreement dated
                            as of January 2, 2005 among Registrant, YAC Corp.,
                            3091732 Nova Scotia Company, 3091503 Nova Scotia
                            Company and the persons holding Preferred Shares of 3091503 Nova Scotia Company(3).

10.11        10.5           Share Purchase Agreement dated as of January 1, 2005
                            among Registrant, Teckn-O-Laser Global Inc., and
                            Teckn-O-Laser USA Inc. (3).

10.12        10.6           Lock Up Agreement dated as of January 2, 2005 among
                            9144-6773 Quebec, Inc., 9144-6906 Quebec, Inc.,
                            3091503 Nova Scotia Company, Registrant, YAC Corp., and 3091732 Nova Scotia Company (3).

10.13        10.7           Employment Agreement dated January 31, 2005 among
                            Teckn-O-Laser Company, Alain Lachambre and
                            Registrant (3).

10.14        10.8           Employment Agreement dated January 31, 2005 among
                            Teckn-O-Laser Company, Yvon Leveille and Registrant
                            (3).

10.15        10.9           Loan Agreement dated as of January 26, 2005 among
                            Teckn-O-Laser Company, Registrant, YAC Corp.,
                            3091503 Nova Scotia Company, 3091732 Nova Scotia
                            Company, Teckn-O-Laser Global Company, Teckn-O-Laser
                            USA Inc. and Barrington Bank International Limited
                            (3).

10.16        10.10          Pledge and Security Agreement dated as of January
                            26, 2005 between Registrant and Barrington Bank
                            International Limited (3).

10.17        10.11          Guaranty Agreement dated as of January 26, 2005
                            among Registrant, YAC Corp., Teckn-O-Laser USA Inc., and Barrington Bank International Limited (3).

10.18        10.12          Funding and Pay Off Agreement dated as of January
                            31, 2005 among Teckn-O-Laser Global Company,
                            Teckn-O-Laser Company, Teckn-O-Laser USA Inc., Yvon
                            Leveille, Alain Lachambre, Celine Plourde,
                            Registrant, YAC Corp., 3091732 Nova Scotia Company,
                            3091503 Nova Scotia Company, Caisse de depot et placement du Quebec, and Barrington Bank
                            International Limited (3).

             SEC REPORT
EXHIBIT NO.  REFERENCE NO.  DESCRIPTION
-----------  -------------  ----------------------------------------------------

10.19        10.13          Security Agreement dated as of January 26, 2005
                            between Registrant and Barrington Bank International
                            Limited (3).

10.20        10.1           Agency Agreement dated June 22, 2004 between
                            Registrant and DGM Bank & Trust Inc. (4)

10.21        10.21          Convertible $1,000,000 Promissory Note of Registrant
                            dated January 7, 2005 issued to Westminster Capital,
                            Inc. (7)

10.22        10.22          Consulting Agreement dated as of January 7, 2005
                            between Registrant and Gregory Belzberg. (7)

10.23        10.23          Consulting Agreement dated as of January 7, 2005
                            between Registrant and Westminster Capital, Inc. (7)

10.24        10.1           Strategic Supply Agreement effective as of June 22,
                            2005 between Registrant and Turbon AG. (8)

10.25        10.2           Letter Agreement dated June 22, 2005 between
                            Registrant and Loewen, Ondaatje, McCutcheon Limited.
                            (8)

10.26        10.3           Share Purchase Agreement dated as of June 22, 2005
                            between Registrant and Turbon AG. (8)

10.27        10.4           Letter Agreement dated June 22, 2005 between
                            Registrant and NCR Corporation (on behalf of NCR
                            Gmbh). (8)

10.28        10.5           Letter Agreement dated as of June 21, 2005 between
                            Registrant and Holger Brueckmann-Turbon. (8)

10.29        10.6           Letter Agreement dated as of June 21, 2005 between
                            Registrant and Gothaer Lebensversicherung AG. (8)

10.30        10.1           Agency Agreement dated July 21, 2005 between
                            Registrant and Loewen, Ondaatje, McCutcheon Limited.
                            (9)

10.31        10.2           Form of Lock Up Agreement. (9)

10.32        10.1           Restructuring Agreement dated November 4, 2005 among
                            Registrant, 9144-6773 Quebec Inc. and 9144-6906
                            Quebec Inc. (10)

             SEC REPORT
EXHIBIT NO.  REFERENCE NO.  DESCRIPTION
-----------  -------------  ----------------------------------------------------

10.33        10.2           Loan Agreement with Turbon International Inc. and
                            Teckn-O-Laser Global Company dated November 4, 2005.
                            (10)

10.34        10.3           $2,800,000 Term Loan Promissory Note dated November
                            4, 2005. (10)

10.35        10.4           Form of Credit Line Promissory Note with Turbon
                            International Inc. (10)

10.36        10.5           Loan Guarantee of Teckn-O-Laser Global Company dated
                            November 4, 2005. (10)

10.37        10.6           Promissory Note dated November 4, 2005 issued to
                            Yvon Leveille. (10)

10.38        10.7           Promissory Note date November 4, 2005 issued to Alan
                            Lachambre. (10)

10.39        10.8           Promissory Note date November 4, 2005 issued to
                            Manchester Consolidated Corp. (10)

10.40        10.9           Agency Agreement dated November 9, 2005 between
                            Registrant and Loewan Ondaatje McCutcheon Limited.
                            (10)

10.41        10.10          Agreement of Lease between Sreit (Central No. 3) Ltd
                            and Teckn-O-Laser Company. (10)

10.42        10.1           Agency Agreement, dated November 29, 2005 between
                            Registrant and Loewen, Ondaatje, McCutcheon Limited.
                            (11)

10.43        10.1           Standstill Agreement, dated January 31, 2006 between
                            Registrant and National Bank of Canada (12)

14           14             Code of Ethics (7)

21                          List of Subsidiaries of Registrant

31.1 Rule 13(a) - 14(a) / 15(d) - 14(a) Certification of Principal Executive Officer

31.2 Rule 13(a) - 14(a) / 15(d) - 14(a) Certification of Principal Financial Officer

32.1                        Rule 1350 Certification of Chief Executive Officer

32.2                        Rule 1350 Certification of Chief Financial Officer

__________________

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

      (7) Filed with the Securities and Exchange Commission on April 18, 2005 as an exhibit, numbered as indicated above, to the Registrant's Annual Report Form 10-KSB for the year ended December 31, 2004, which exhibit is incorporated herein by reference.

      (8) Filed with the Securities and Exchange Commission on June 28, 2005 as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K dated June 22, 2005, which exhibit is incorporated herein by reference.

      (9) Filed with the Securities and Exchange Commission on July 28, 2005 as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K dated July 21, 2005, which exhibit is incorporated herein by reference.

      (10) Filed with the Securities and Exchange Commission on November 23. 2005 as an exhibit, numbered as indicated above, to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, which exhibit is incorporated herein by reference.

      (11) Filed with the Securities and Exchange Commission on December 2, 2005 as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K dated November 29, 2005, which exhibit is incorporated herein by reference.

      (12) Filed with the Securities and Exchange Commission on February 14, 2006 as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K dated January 31, 2006, which exhibit is incorporated herein by reference.

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2005 and 2004 are set forth in the table below:

                                      Fiscal year ended  Fiscal year ended
            Fee Category              December 31, 2005  December 31, 2004
            --------------------------------------------------------------

            Audit fees (1) ..........     $ 300,000          $ 82,000
            Audit-related fees (2) ..       150,000                 0
            Tax fees (3) ............             0                 0
            All other fees (4) ......             0                 0
            Total fees ..............     $ 450,000            82,000
__________________

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

Audit Committee's Pre-Approval Practice.

Effective March 30, 2005 we formed an audit committee. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by our audit committee or unless the services meet certain de minimis standards.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                     ADSERO CORP.

Dated: May 10, 2006                  By: /s/ William Smith
                                         -------------------------------------
                                         William Smith, Secretary, Treasurer
                                         and Chief Financial and
                                         Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 10th day of May, 2006.

                           /s/ Yvon Leveille
                           ----------------------------------------------------
                           Yvon Leveille, President, Chief Executive Officer, and Director

                           /s/ William Smith
                           ----------------------------------------------------
                           William Smith, Secretary, Treasurer, Chief Financial and Accounting Officer and Director

                           /s/ Wayne Maddever
                           ----------------------------------------------------
                           Wayne Maddever, Director

                           /s/ Donald Page
                           ----------------------------------------------------
                           Donald Page, Director

                     M A R C U M   &   K L I E G M A N   LLP
                   __________________________________________

                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

     A LIMITED LIABILITY PARTNERSHIP CONSISTING OF PROFESSIONAL CORPORATIONS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Audit Committee of the
Board of Directors and Shareholders
of Adsero Corp.


We have audited the accompanying consolidated balance sheet of Adsero Corp. and Subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adsero Corp., as of December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with United States generally accepted accounting principles.


               655 Third Avenue o 16th Floor o New York, NY 10017

                         Tel 212-981-3000 o 212-981-3001

           Melville   New York   Greenwich   Grand Cayman    Riverhead

                                  www.mkllp.com

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 2 to the financial statements, the Company has sustained recurring operating losses and has an accumulated deficit of $19,376,401 as of December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       /s/ Marcum & Kliegman LLP


New York, NY
May 1, 2006

                          ADSERO CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

                                     ASSETS
                                     ------
CURRENT ASSETS

   Cash ......................................................    $   1,302,294
   Accounts receivable, net ..................................        4,887,744
   Inventories ...............................................        3,701,876
   Taxes receivable ..........................................          227,730
   Prepaid expenses and other assets .........................          178,311
   Deferred acquisition costs ................................           32,451
                                                                  -------------

      TOTAL CURRENT ASSETS ...................................       10,330,406

   Property and equipment,net ................................        2,120,311
   Investment in Turbon AG. ..................................        6,398,774
   Goodwill ..................................................        2,388,298
   Intangible assets .........................................        3,939,000
   Other assets ..............................................           74,835
                                                                  -------------

         Total Assets ........................................    $  25,251,624
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES

   Line of credit obligation .................................    $   2,583,774
   Installment loans .........................................          324,449
   Finished goods purchasing line of credit ..................        2,772,510
   Accounts payable ..........................................        4,948,853
   Accrued compensation ......................................          708,812
   Warranties and related accruals ...........................          347,200
   Accrued expenses ..........................................          710,531
   Liabilities of discontinued operation .....................        2,125,341
   Notes payable - stockholders ..............................          600,000
   Note payable - former officer
      (including accrued interest of $66,495) ................          172,988
   Current portion of equipment financing obligations ........           55,537
                                                                  -------------
      TOTAL CURRENT LIABILITIES ..............................       15,349,995

   Equipment financing obligations ...........................          122,177
   Stock purchase loan .......................................        2,800,000
   Acquisition debt ..........................................        2,290,678
   Convertible promissory note ...............................        1,644,690
                                                                  -------------
         Total Liabilities ...................................       22,207,540
                                                                  -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock, $.001 par value, 100,000,000 shares
      authorized, 34,051,930 shares issued and outstanding ...           34,052
   Series I exchangeable shares of subsidiary, 6,500,000
      shares outstanding, exchangeable one for one into
      common shares of the company ...........................        3,250,000
   Series A Preferred Special Voting Stock, $.0001
      par value, 20,000,000 shares authorized, 6,500,000
      issued and outstanding .................................              650
   Additional paid-In-capital ................................       19,363,048
   Accumulated other comprehensive income - Foreign currency
      translation adjustment .................................         (227,265)
   Accumulated deficit .......................................      (19,376,401)
                                                                  -------------
      TOTAL STOCKHOLDERS' EQUITY .............................        3,044,084
                                                                  -------------

         Total Liabilities and Stockholders' Equity ..........    $  25,251,624
                                                                  =============

                 See notes to consolidated financial statements

                          ADSERO CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                FOR THE YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                     2005              2004
                                                ------------       ------------
REVENUES .................................      $ 27,841,164       $          -

COST OF GOODS SOLD .......................        22,301,445                  -
                                                ------------       ------------
   GROSS PROFIT ..........................         5,539,719                  -
                                                ------------       ------------

OPERATING EXPENSES
   Salaries and compensation .............         3,125,223            250,000
   Sales and administrative ..............         3,999,415            829,500
   Goodwill impairment charge ............         3,194,722
   Restructuring charge ..................           140,100                  -
   Depreciation and amortization .........         1,603,361                  -
                                                ------------       ------------
   TOTAL OPERATING EXPENSES ..............        12,062,821          1,079,500
                                                ------------       ------------

LOSS FROM OPERATIONS .....................        (6,523,102)        (1,079,500)

   INTEREST EXPENSE ......................           864,327             54,870
   LOSS ON CONVERSION OF DEBT ............                 -            627,340
                                                ------------       ------------

LOSS BEFORE INCOME TAXES .................        (7,387,429)        (1,761,710)

   INCOME TAXES ..........................                 -                  -
                                                ------------       ------------

NET LOSS .................................      $ (7,387,429)      $ (1,761,710)
                                                ============       ============

NET LOSS PER SHARE,
   BASIC AND DILUTED .....................      $      (0.28)      $      (0.19)
                                                ============       ============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING ....................        26,733,801          9,487,361
                                                ============       ============

                 See notes to consolidated financial statements

                          ADSERO CORP. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                         Series I Exchangeable        Series A
                                                      Common Stock        Shares in Subsidiary     Preferred Stock
                                                 ---------------------   ----------------------   ------------------
                                                    Shares      Amount     Shares      Amount       Shares    Amount
                                                 -----------   -------   ---------   ----------   ---------   ------
BALANCE - JANUARY 1, 2004 .....................    1,082,700   $ 1,083               $                        $

  Sale of stock and warrants for cash .........      852,500       852
  Conversion of debt expense
  Stock issued on debt conversion .............    9,843,025     9,843
  Stock issued for services ...................      964,750       965
  Net loss                                                 -         -           -            -           -        -

                                                 -----------   -------   ---------   ----------   ---------   ------
BALANCE - DECEMBER 31, 2004 ...................   12,742,975    12,743

  Common stock issued in private placements ...   12,037,000    12,037           -            -           -        -
  Common stock issued to placement agent ......      218,000       218           -            -           -        -
  Common stock issued re: Tecknolaser
    acquisition ...............................    3,272,397     3,272
  Common Stock issued on conversion of note
    payable ...................................    2,057,058     2,057
  Common stock issued in connection with
    debt financing ............................      200,000       200           -            -           -        -
  Common stock issued under price
    adjustment ................................    1,706,000     1,706           -            -           -        -
  Preferred stock issued as purchase
    consideration .............................            -         -           -            -   6,500,000      650
  Series I exchangeable shares issued as
    purchase consideration ....................            -         -   6,500,000    3,250,000           -        -
  Deferred compensation .......................            -         -           -            -           -        -
  Amortization of deferred compensation .......            -         -           -            -           -        -
  Common stock issued to transaction
    advisor for services ......................    1,818,500     1,819           -            -           -        -
  Foreign currency translation adjustment .....            -         -           -            -           -        -
  Net Loss ....................................            -         -           -            -           -        -

                                                 -----------   -------   ---------   ----------   ---------   ------
BALANCE - DECEMBER 31, 2005 ...................   34,051,930   $34,052   6,500,000   $3,250,000   6,500,000   $  650
                                                 ===========   =======   =========   ==========   =========   ======
                                                                                                         (continued)

                 See notes to consolidated financial statements

                                      F-4A

                          ADSERO CORP. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                   (continued)

                                                                 Additional                                      Total
                                                   Deferred       Paid-In         F/X       Accumulated       Stockholders'
                                                 Compensation     Capital     Translation     Deficit      Equity (Deficiency)
                                                 ------------   -----------   -----------   ------------   -------------------
BALANCE - JANUARY 1, 2004 .....................  $              $ 6,306,417   $             $(10,227,262)  $       (3,919,762)

  Sale of stock and warrants for cash .........                     803,736                                           804,588
  Conversion of debt expense ..................                     627,340                                           627,340
  Stock issued on debt conversion .............                   1,233,125                                         1,242,968
  Stock issued for services ...................                     449,035                                           450,000
  Net loss ....................................                                               (1,761,710)          (1,761,710)

                                                 ------------   -----------   -----------   ------------   ------------------
BALANCE - DECEMBER 31, 2004 ...................             -     9,419,653             -    (11,988,972)          (2,556,576)

  Common stock issued in private placements ...             -     6,076,595             -              -            6,088,632
  Common stock issued to placement agent ......             -          (218)            -              -                    -
  Common stock issued re: Tecknolaser
    acquisition ...............................                   1,632,927                                         1,636,199
  Common Stock issued on conversion of note
    payable ...................................                   1,026,472                                         1,028,529
  Common stock issued in connection with
    debt financing ............................             -        99,800             -              -              100,000
  Common stock issued under price
    adjustment ................................             -        (1,706)            -              -                    -
  Preferred stock issued as purchase
    consideration .............................             -          (650)            -              -                    -
  Series I exchangeable shares issued as
    purchase consideration ....................             -             -             -              -            3,250,000
  Deferred compensation .......................      (111,993)      111,993             -              -                    -
  Amortization of deferred compensation .......       111,993             -             -              -              111,993
  Common stock issued to transaction
    advisor for services ......................             -       998,182             -              -            1,000,001
  Foreign currency translation adjustment .....             -             -      (227,265)             -             (227,265)
  Net Loss ....................................             -             -             -     (7,387,429)          (7,387,429)

                                                 ------------   -----------   -----------   ------------   ------------------
BALANCE - DECEMBER 31, 2005 ...................  $          -   $19,363,048   $  (227,265)  $(19,376,401)  $        3,044,084
                                                 ============   ===========   ===========   ============   ==================

                 See notes to consolidated financial statements

                                      F-4B

                          ADSERO CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                         -------------------------------
                                                              2005              2004
                                                         -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net Loss .......................................   $  (7,387,429)     $ (1,761,710)
                                                         -------------      ------------

   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization ..................       1,603,361
      Bad debt reserve ...............................         169,007
      Inventory reserve ..............................         159,630
      Non-cash interest expense ......................          72,654            51,253
      Impairment of goodwill .........................       3,194,722
      Stock issued for services ......................                           250,000
      Amortization - stock based compensation ........         111,993
      Loss on conversion of debt .....................               -           627,340
   Changes in operating assets and liabilities:
      Accounts receivable ............................      (1,235,519)
      Inventories ....................................        (532,591)
      Prepaid expenses and other assets ..............         171,416
      Accounts payable and accrued expenses ..........         526,297            67,210
      Income taxes receivable ........................         557,767
                                                         -------------      ------------
         Total Adjustments ...........................       4,798,737           995,803
                                                         -------------      ------------

NET CASH USED IN OPERATING ACTIVITIES ................      (2,588,692)         (765,907)
                                                         -------------      ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
      Investment in Turbon ...........................      (5,742,126)
      Acquisition of business, net of cash received ..      (6,095,347)
      Puchase of fixed assets ........................        (657,840)
                                                         -------------      ------------
NET CASH USED IN INVESTING ACTIVITIES ................     (12,495,313)                -
                                                         -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Repayment on notes payable to related parties ..         (76,079)
      Repayment of mortgage ..........................      (2,338,375)
      Principal payments on long term debt ...........        (666,065)
      Bank loan ......................................         (84,499)
      Proceeds from issuances of common stock ........       6,088,632           804,588
      Supplier line of credit ........................       2,772,510
      Proceeds from term loan ........................       2,800,000
      Proceeds received from sale of building ........       2,639,496
      Proceeds from issuances of notes ...............       4,562,716
      Proceeds from issuances of convertible notes ...       1,028,529            70,075
      Proceeds (repayments) of loan payable ..........        (275,000)           52,500
                                                         -------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ............      16,451,864           927,163
                                                         -------------      ------------

EFFECT OF EXCHANGE RATE ON CASH ......................        (227,265)                -

NET INCREASE IN CASH .................................       1,140,594           161,256

CASH AT BEGINNING OF PERIOD ..........................         161,700               444
                                                         -------------      ------------

CASH AT END OF PERIOD ................................   $   1,302,294      $    161,700
                                                         =============      ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

      ACQUISITION OF BUSINESS

      Assets acquired ................................   $  13,022,884
      Costs in excess of net assets acquired .........      10,403,020
      Liabilities assumed ............................     (12,095,107)
      Stock purchase consideration ...................      (4,886,199)
      Transaction costs ..............................        (349,251)
                                                         -------------

      Net cash paid for acquisition of business ......   $   6,095,347
                                                         =============

                 See notes to consolidated financial statements

                          ADSERO CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR YEARS ENDING DECEMBER 31, 2005 AND 2004

1. ORGANIZATION

         Adsero Corp. ("Adsero"), formerly known as Reink Corp., was incorporated in Delaware on March 6, 1999. Adsero is the parent of wholly owned subsidiaries Teckn-O-Laser Global Company, Teckn-O-Laser Inc. and Tecknolaser USA inc. (collectively the "Tecknolaser Group") which acquisition was completed effective January 2, 2005 as described in Note 4.

         Adsero and the Tecknolaser Group (collectively the "Company") is a manufacturer and distributor of remanufactured toner cartridges and inkjet cartridges. The Company markets these products domestically and internationally through a variety of channels including distributors of office supplies and related products and retail office supply stores.

         Development Stage Operations
         ----------------------------

         Effective January 2, 2005, the Company no longer is considered a development stage entity.

2. LIQUIDITY AND FINANCIAL CONDITION

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

         At December 31, 2005, the Company had a working capital deficiency of $ 5,019,589 ($2,894,248 excluding liabilities from discontinued operations) and was not in compliance with certain covenants under its line of credit obligation and certain of its term loans described in
         Note 11. The lender under these obligations has the right to demand immediate repayment of these loans due to the event of default. Subsequent to December 31, 2005, the Company and the lender entered into a standstill agreement intended to provide the Company with additional time to source a new lender, however; this agreement only provides the Company with temporary relief from a possible demand for payment and includes various restrictions that do not alleviate the Company's immediate liquidity constraints. The lender's exercise of these rights and possible demand for immediate repayment of the outstanding balances, which amount to an aggregate of $3,000,116 at December 31, 2005, would have a material adverse effect on the business. The Company cannot provide any assurance that the lender under these obligations will waive its violation of such covenants nor can the Company provide any assurance that the lender will not exercise its right to demand immediate repayment.

         During the year ended December 31, 2005 the Company raised $6,411,250 through sales of its equity securities, $2,666,666 through issuance of convertible notes and $3,400,000 in debt financing. The Company has undertook various initiatives to streamline the business and reduce costs including, but not necessarily limited to, having entered into the sale lease back transaction described in Note 10, increasing the volume of goods it distributes as opposed to manufacturers by having outsourced the manufacture of goods to a prospective acquiree (Note
         13), reducing its employee headcount and closing certain facilities.

         The Company's ability to recover its assets and continue its operations is dependent upon its ability to raise additional capital and generate revenue and operating cash flow through the execution of its business plan. There can be no assurance that the Company will be successful in its efforts to operate the Tecknolaser Group or any other prospective acquiree businesses profitably. The Company also cannot provide any assurance that it will obtain the financing it needs to sustain the business until such time that it is able to generate sufficient revenue and operating cash flow through the operations of the Tecknolaser Group or other prospective acquiree businesses. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated. The investment in Turbon AG has been accounted for at cost (Note 24).

         Cash and Cash Equivalents
         -------------------------

         The Company considers all highly liquid securities purchased with original maturities of three months or less to be cash equivalents.

         Revenue Recognition
         -------------------

         The Company applies the revenue recognition principles set forth in Securities and Exchange Commission Staff Accounting Bulletin ("SAB") 104 "Revenue Recognition" with respect to all of its revenue. Accordingly, the Company records revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor's fee is fixed or determinable, and (iv) collectability of the sale is reasonable assured.

         The Company requires all of its product sales to be supported by evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms, payment terms (generally 30 days) and refund policy, if any. Selling prices of the products are fixed at the time the sale is consummated. The Company recognizes revenue at the time in which it receives a confirmation that the goods were either tendered at their destination when shipped "FOB destination," or transferred to a shipping agent when "FOB shipping point." In addition, the Company evaluates the creditworthiness of new customers and monitors the creditworthiness of its existing customers to determine whether events or changes in their financial circumstances would raise doubt as to the collectibility of sales transactions.

         The Company has also made approximately $3.7 million of product sales as a distributor of goods under a strategic supply arrangement with Turbon AG (Note 13). With respect to these sales, the Company takes title to the products and bears the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. Accordingly, the Company has determined, in accordance with EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent," that it acts as a principal in these transactions and therefore records such revenue on a gross basis.

         The Company provides its customers with warranty coverage on its products as described in Note 13. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims.

         The Company has entered into individually negotiated volume rebate arrangements with several of its customers. In addition, the Company issues sales discounts on product purchases made by customers who participate in its Reflexion Private Label Program (Note 20). Sales discounts under the Reflexion Private Label Program range from 0% to 10% based on volumes of products purchased during semi-annual measurement periods. All volume rebates and sales discounts are accrued and accounted for as a reduction of revenue based on actual rebates and discounts earned. Aggregate volume rebates and sales discounts amounted to $936,064 for the year ended December 31, 2005, including $245,058 included in accrued expenses in the accompanying balance sheet.

         The Company periodically permits its customers to return unused goods for a restocking fee of 15%. Returns of unused goods amounted to $604,890 during the year ended December 31, 2005 including $119,416 included in accrued expenses in the accompanying balance sheet.

         Accounts Receivable
         -------------------

         The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2005, the Company has had a low occurrence of credit losses and based on a review of balances outstanding has determined that an allowance for doubtful accounts of $169,007 is necessary.

         Inventories
         -----------

         The Company's inventories, which consists of raw material and finished goods are stated at the lower of cost (first in first out method) or market.

         Property and Equipment
         ----------------------

         Property and Equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight line methods over the estimated useful lives, which generally range from 3 to 10 years.

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

         The Company's annual impairment review of goodwill has identified that a goodwill impairment charge amounting to $3,194,722 is necessary for the year ended December 31, 2005.

         Long Lived Assets
         -----------------

         The Company periodically reviews the carrying values of its long lived assets in accordance with SFAS 144 "Long Lived Assets" when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable values and records impairment charges when considered necessary. The Company has determined that no impairment charges are necessary during the year ended December 31, 2005.

         Use of Estimates
         ----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses estimates for items, including but not limited to: volume discounts, warranty provisions, rebate accruals, purchase price allocations, goodwill and intangibles carrying values, lives for depreciable and amortizable assets, and the pricing of equity securities as purchase consideration. Actual results could differ from those estimates.

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

         Convertible Notes
         -----------------

         The Company accounts for conversion options embedded in convertible notes in accordance with Statement of Financial Accounting Standard ("SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). SFAS 133 generally requires Companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 "The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19.

         The Company accounts for convertible notes (deemed conventional) in accordance with the provisions of Emerging Issues Task Force Issue ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features," ("EITF 98-5"), EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments," Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

         The Company's convertible notes do not host embedded conversion options that are deemed to be free standing derivatives financial instruments or beneficial conversion features the commitment date fair value of the underlying common stock.

         Common Stock Purchase Warrants and Other Derivative Financial
         Instruments
         -------------------------------------------------------------

         The Company accounts for the issuance of common stock purchase warrants issued and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

         As described in Note 4, the Company granted 244,500 stock options, to certain employees of Tecknolaser Group and 110,000 to the three independent members of its board of directors during the quarter ended March 31, 2005.

         The following table illustrates what the Company's net income and earnings per share would have been if the Company had used the fair value based method of accounting for its employee stock option plans, as prescribed by SFAS No. 123:

                                                       For the Year
                                                     Ended December 31,
                                                ---------------------------
                                                   2005            2004
                                                ------------   ------------
         Net loss, as reported ..............   $ (7,387,429)  $ (1,761,710)
         Incremental amount of stock based
          compensation expense determined
          under the fair value method .......       (183,941)        (3,125)
                                                ------------   ------------
         Net loss, pro-forma ................     (7,571,370)    (1,764,835)
                                                ============   ============
         Income loss per share:
            Basic and diluted, as reported ..          (0.28)         (0.19)
                                                ============   ============
            Basic and Diluted, pro-forma ....          (0.28)         (0.19)
                                                ============   ============

         Non-Employee Stock Based Compensation
         -------------------------------------

         The Company accounts for stock based compensation awards issued to non-employees for services at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

         Warrants and options issued to non-employees for services in which performance by the counterparty is complete, are accounted for as free standing derivative financial instruments in accordance with EITF 00-19.

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

         Net Loss Per Share
         ------------------

         The Company presents net income (loss) per share ("EPS") in accordance with SFAS No. 128, "Earnings per Share." Accordingly, the Company computes basic EPS based upon the weighted average number of common shares outstanding. Diluted EPS, when presented is computing using the weighted average number of common and potential common shares outstanding. Potential common shares would include stock options using the treasury stock method, and convertible notes and exchangeable shares using the "if converted" method. Potential common shares are excluded from the calculation of diluted EPS in loss periods, as the impact is anti-dilutive.

         As described in Note 4, the Company issued, as purchase consideration, 6,500,000 of its Series I Exchangeable shares to the sellers of the Tecknolaser Group. The same stockholders also hold all 6,500,000 shares of the Company' Series A Preferred Special Voting Stock. In accordance with the provisions of Issue No. 5 of EITF 03-6 "Participating Securities and the Two-Class Method under FASB Statement No. 128," the Company has included the Series I Exchangeable shares in its determination of basic loss per share for the year ended December 31, 2005 because the features of these securities, taken together, provide its holders with rights identical to those of the Company's stockholders.

         The following table provides a summary of all potentially dilutive securities as of December 31, 2005 and 2004 that have been excluded from the computation of basic loss per share as their effect would be anti-dilutive:

                                                          December 31,
                                                       2005          2004
                                                   ------------   ----------
               Stock options ...................        784,500      337,500
               Common stock purchase warrants ..     17,065,313      993,680
               Convertible debentures ..........      1,644,690       70,000
                                                   ------------   ----------
               Total ...........................    19,494,5033    1,401,180
                                                   ============   ==========

         The Company issued an additional 2,400,000 shares of common stock and 2,400,000 common stock purchase warrants subsequent to December 31, 2005 that are dilutive (Note 28).

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

         In December 2004, the FASB issued SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations for stock-based compensation expense. SFAS 123R is effective for public entities that file as small business issuers--as of the beginning of the first annual reporting period of the fiscal year that begins after December 15, 2005. The adoption of this pronouncement will result in the recognition of stock based compensation expense in the Company's financial statements.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets". SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 15, 2004. The provisions of this Statement are intended be applied prospectively. The adoption of this pronouncement did not have material effect on the Company's financial statements.

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

         In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3"("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

         APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

         On June 29, 2005, the EITF ratified Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is "conventional" for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

         In September 2005, Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-4 provides guidance to issuers as to how to account for registration rights agreements that require an issuer to use its "best efforts" to file a registration statement for the resale of equity instruments and have it declared effective by the end of a specified grace period and, if applicable, maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

         In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

         In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

         In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("FAS 155"). FAS 155 addresses the following: a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently evaluating the requirements of FAS 155, but does not expect that the adoption of this pronouncement will have a material effect on its financial statements.

         In March 2006, the FASB issued SFAS 156 - "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 is effective for the first fiscal year beginning after September 15, 2006. SFAS 156 changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of. The Company has not yet completed its evaluation of the impact of adopting SFAS 156 on its results of operations or financial position, but does not expect that the adoption of SFAS 156 will have a material impact.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

4. ACQUISITION OF THE TECKNOLASER GROUP

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

         Pursuant to the Share Purchase Agreement, the Company acquired through its subsidiary Acquiror, all of the issued and outstanding capital stock of Acquiree, effectively the Tecknolaser Group. The Tecknolaser Group manufactures and distributes imaging products, including remanufactured toner cartridges and remanufactured inkjet cartridges.

         The Company acquired the Tecknolaser Group to establish a platform that would enable it to penetrate the imaging consumables market and to position itself to acquire other high potential businesses in the same market segment. The accompanying statement of operations for the year ended December 31, 2005 includes the results of the Tecknolaser Group.

         Business Combination Accounting
         -------------------------------

         The Company accounted for its acquisitions of the Tecknolaser Group using the purchase method of accounting prescribed under SFAS 141 "Business Combinations." Under the purchase method, the acquiring enterprise records any purchase consideration issued to the sellers of the acquired business at their fair values. The aggregate of the fair value of the purchase consideration plus any direct transaction expenses incurred by the acquiring enterprise is allocated to the assets acquired (including any separately identifiable intangibles) and liabilities assumed based on their fair values at the date of acquisition. The excess of cost of the acquired entities over the fair values of identifiable assets acquired and liabilities assumed is recorded as goodwill. The Tecknolaser Group's results of operations are included in the Company consolidated results of operations for the year ended December 31, 2005.

         The Company evaluated its acquisition of the Stockholder Group to identify the acquiring entity in accordance with SFAS 141 for business combinations effected through an exchange of equity interests. Based on such evaluation the Company determined that it was the acquiring entity in the transaction due, in part, to the level of cash consideration paid to the sellers and future cash consideration contingent upon future earnings of the business. In addition, (1) the larger portion of the relative voting rights in the Company, on both a voting and fully diluted basis, were retained by the Adsero's stockholders and holders of dilutive securities at the time of the acquisition, (2) the sellers of the Tecknolaser Group are not deemed to be a significant minority interest relative to all voting rights, (3) Adsero's stockholders, through the voting rights, retained the ability to appoint a majority of members to the Company's board of directors' and (4) only two key executive positions and one board seat was retained by the sellers of the Group. In addition, the Chief Executive Officer of the Tecknolaser Group, who became Chairman of the Board of Directors, abstains from any deliberations or votes when reporting to the remainder of the board with respect to the required to report to the board with respect to the performance of the Tecknolaser Group as an investee business of Adsero and the measurement and payment of any contingent consideration provided under the agreement.

         The aggregate purchase price that the Company paid for its acquisition of the Tecknolaser Group, after giving effect to net addition consideration paid as a result of having modified the purchase price (described below) amounted to $11,330,799. The purchase price, as modified, includes $2,476,412 of cash, $3,250,000 for the combined fair value 6,500,000 shares of the Company's newly created Series A Preferred Special Voting Stock (the "Series A Preferred Stock") and 6,500,000 Series I Exchangeable Shares in its Acquirer Subsidiary, $1,677,508 of fees, $1,636,199 for the fair value of 3,272,397 shares of common stock and $2,290,678 of additional payments to be made in future periods.

         The cash component of the purchase consideration includes a $1,265,656 (contractual amount of CDN$1,500,000) advance that the Company made to the sellers of the Tecknolaser Group for them to acquire certain shares of stock from a third party so that at closing, such selling stockholders would own all of the Tecknolaser Group's capital stock. The advance, which was not required to be repaid upon closing, became part of the purchase consideration that the Company paid to the selling stockholders.

         The Company also issued to the sellers, 6,500,000 shares of its Series A Preferred Stock") and 6,500,000 Series I Exchangeable Shares in its Acquirer Subsidiary. Shares of the Company's Series A Preferred Stock have the right to vote on all matters submitted to the vote of the Company's common stockholders on the basis of one vote for each share held and entitle such holders to receive dividends if and when declared by the Company's board of directors. The Series I Exchangeable shares are convertible into shares of the Company's common stock at any time at the option of the selling stockholders, however; any conversion of Series I Exchangeable shares into the Company's common stock results in the automatic cancellation of a corresponding number of Series A Preferred Special Voting Stock.

         The combined features of the Series A Preferred and Series I Exchangeable shares provide the selling stockholders with rights identical to those of the Company's common stockholders. Accordingly, the Company determined the combined fair value of such shares to be $.50 per share ($3,250,000 in the aggregate) based on the recent selling price of restricted common shares (with identical features) sold to unrelated parties in recent private placement transactions (Note 21).

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

         Modification of Tecknolaser purchase
         ------------------------------------

         On November 4, 2005 the Company entered into an agreement with 9144-6773 Quebec Inc. and 9144-6906 Quebec Inc. (the "Modification Agreement"), providing for the restructuring of certain payments stipulated in the Share Purchase Agreement described above. These obligations were modified to improve the Company's liquidity and facilitate its purchase of treasury shares of Turbon AG as described below.

         Pursuant to the restructuring, the Company and Acquiree Shareholders agreed to cancel any obligation on the part of the Company to (a), make any Contingent Consideration payments to the Acquiree Shareholders (described in the Share Purchase Agreement) and (b) redeem the 1,932,000 shares of Redeemable Preferred Stock originally issued as part of the purchase consideration. In exchange, the Company agreed to make an immediate payment of $600,000 to the Acquiree Shareholders, issue 3,272,397 shares to the Acquiree Shareholders, make an aggregate of $2,290,678 in additional cash payments in six equal installments of approximately $381,780 each on March 31, 2007; June 30, 2007; September 30, 2007; December 31, 2007; March 31, 2008 and June 30, 2008.

         Purchase Price Allocation
         -------------------------

         A summary of the allocation of the purchase price, as modified, to the fair value of assets acquired and liabilities assumed, in accordance with SFAS 141 "Business Combinations", is as follows:

               Cash ........................................   $       38,348
               Accounts Receivable .........................        3,821,232
               Inventory ...................................        3,328,915
               Other Current Assets ........................        1,010,062
               Property And Equipment ......................        4,824,329
                                                               --------------
               Total Assets ................................       13,022,886
                                                               --------------
               Line Of Credit ..............................       (2,668,274)
               Long Term Debt ..............................       (3,506,603)
               Accounts Payable And Accrued Expenses .......       (5,920,230)
                                                               --------------
               Total Liabilities Assumed ...................      (12,095,107)
                                                               --------------
               Fair Value Of Net Assets Acquired ...........          927,779
               Excess Of Purchase Over Net Assets Acquired
                Allocated to:
               Customer List ...............................        1,540,000
               Intellectual Property .......................        2,740,000
               Trademarks ..................................          540,000
               Goodwill ....................................        5,583,020
                                                               --------------
               Total Purchase Price ........................   $   11,330,799
                                                               --------------

         The Company originally had recorded $9,903,020 of goodwill in connection with its acquisition of the Tecknolaser Group. The amount of goodwill that the Company recorded in connection with the acquisition was determined by comparing the aggregate amount of the purchase price plus related transaction costs to the fair value of the net tangible and identifiable intangible assets acquired for the business. The Company subsequently determined, upon the completion of a formal valuation study performed by an outside valuation specialist, that $4,320,000 of the purchase price is attributable to other separately identifiable intangible assets including a customer list in the amount of $1,540,000, intellectual property of $2,740,000 and trademarks in the additional amount of $40,000 (Note 9).

         The Company and the sellers agreed to treat the acquisition of the Tecknolaser Group as an asset purchase for income tax reporting purposes. Accordingly, there were no differences between the financial reporting and tax bases of the assets acquired and liabilities assumed at the date of the transaction. In addition, the goodwill and intangibles are considered to be deductible for tax purposes.

         The Company performed its annual impairment test of goodwill at its designated valuation date of December 31, 2005 in accordance with SFAS
         142. As a result of these tests, the Company determined that the recoverable amount of goodwill with respect to the acquired business amounted to $2,388,298. Accordingly, the Company recorded a goodwill impairment charge in the amount of $3,194,722 for the year ended December 31, 2005. The valuation was performed by an outside specialist using a weighted average discounted cash flows modeling approach.

         The following table provides unaudited pro-forma results of operations and loss per share data for the year ended December 31, 2004 as if the Tecknolaser Group had been acquired on January 1, 2004.

                                                        For the Year
                                                            Ended
                                                      December 31, 2004
                                                      -----------------
            Revenues ...............................         28,852,207
            Cost of good sold ......................         21,856,515
                                                      -----------------
            Gross profit ...........................          6,995,692
            Operating expenses
                Selling General & Administration ...          7,218,804
                Conversion of debt expense .........            627,340
                Stock issued for services ..........            250,000
                Depreciation and amortization ......            734,788
                                                      -----------------
                Total operating expenses ...........          8,830,932
                Loss from operations ...............         (1,835,240)
                Interest expense ...................            822,135
                                                      -----------------
            Loss before income taxes ...............         (2,657,375)
            Income taxes (benefit) .................           (242,200)
                                                      -----------------
            Net Loss ...............................         (2,415,175)
                                                      =================
            Net Loss per share basic ...............  $           (0.12)

         Pro-forma net loss per share gives effect to common sock issued (i) in certain financing transactions in which the proceeds were used to consummate the acquisition, (ii) as compensation to a related party transaction advisor, (iii) in connection with a concurrent debt financing, and (iv) to the sellers upon the modification of the purchase price. The presentation also gives effect to the Series I Exchangeable Shares, which are deemed to be participating securities.

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

                                           Number of Acquiror
                        Dates               Preferred Shares

                  September 1, 2005 ....        750,000
                  September 30, 2005 ...        443,250
                  December 31, 2005 ....        443,250
                  March 31, 2006 .......        295,500

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

         As described in Note 4, effective November 4, 2005, the Company and the Aquiree Shareholders agreed to modify certain provisions of the original Share Purchase Agreement relating to the payment of contingent consideration and to cancel 1,932,000 Redeemable Preferred Shares in exchange for $2,890,678 in cash and 600,000 shares of the Company common stock.

5. IMPAIRMENT OF GOODWILL

         The Company recorded $9,903,020 of goodwill in connection with its acquisition of Tecknolaser (Note 4). The amount of goodwill that the Company recorded in connection with the acquisition was determined by comparing the aggregate amount of the purchase price plus related transaction costs to the fair value of the net tangible and identifiable intangible assets acquired for the business.

         The Company performed its annual impairment test of goodwill at its designated valuation date of December 31, 2005 in accordance with SFAS
         142. As a result of these tests, the Company determined that the recoverable amount of goodwill with respect to its acquired business amounted to $2,388,298 (after having reallocated $4,320,000 of the purchase price from goodwill to acquired intangibles as described in
         Note 4). Accordingly, the Company recorded a goodwill impairment charge in the amount of $3,194,722 for the year ended December 31, 2005. The valuation was performed by an outside specialist using a weighted average discounted cash flows modeling approach.

         The Company recorded the aforementioned charge during the quarter ended December 31, 2005 after the Company's management and its board of directors re-evaluated the strategic direction of the business. As a result of having made this evaluation, management determined that the Company's future revenue streams relating to the sales of manufactured cartridges are likely to be less than the amounts it originally predicted with respect to its acquisition of the Tecknolaser Group. The Company specifically attributes the shift in its business to intense competition in the re-charger industry. Accordingly, management determined that it would be necessary to curtail manufacturing and increase distribution of goods produced by outside parties in an effort to increase margins and generate operating profits and cash flow. The Company will continue monitoring the carrying amount of its goodwill in future periods to assess whether any further changes in circumstances or events that could occur may further affect the carrying value of its goodwill.

6. INVENTORIES

         Inventories consist of the following at December 31, 2005:

                  Raw materials ....   $  757,960
                  Finished goods ...    3,103,546
                                       ----------
                                        3,861,506
                  Less reserves ....     (156,630)
                                       ----------
                                       $3,701,876
                                       ==========

         The Company recorded inventory write-downs of approximately $1,700,000 during the year ended December 31, 2005 to reduce excess, slow moving and obsolete goods to their net realizable value.

7. PREPAID EXPENSES

         Prepaid expenses consist of the following at December 31, 2005:

                  Deposit - Barrington Bank ....      51,591
                  Industry trade shows .........      37,650
                  Other ........................      89,070
                                                   ---------
                                                   $ 178,311
                                                   =========

8. PROPERTY AND EQUIPMENT

         Property and Equipment consists of the following at December 31, 2005:

                  Leasehold improvements ...........   $   138,437
                  Machinery and Equipment ..........       692,739
                  Furniture and Fixtures ...........       384,233
                  Computer Equipment ...............     1,313,872
                                                       -----------
                                                         2,529,281
                  Less Accumulated Depreciation ....      (408,970)
                                                       -----------
                                                       $ 2,120,311
                                                       ===========

         Depreciation expense for the year ended December 31, 2005 amounted to $722,362. As described in Note 10, the Company consummated a sale of its main production plant in Sainte Julie, Quebec, for proceeds of $2,777,460 (CDN$3,400,000). The net carrying value of the land and building amounted to $2,281,397 at the time of the sale. The building cost was adjusted to net realizable value under purchase accounting and therefore no gain or loss was recorded.

9. INTANGIBLE ASSETS

           Intangible assets consist of the following at December 31, 2005:

                  Intellectual Property ......   $ 2,740,000
                  Customer Relationships .....     1,540,000
                  Trademarks .................       540,000
                                                   4,820,000
                  Less amortization ..........      (881,000)
                                                 -----------
                                                 $ 3,939,000
                                                 ===========

         These amounts are amortized on a straight-line basis over a 5 year period. Amortization expense amounted to $881,000 for the year ended December 31, 2005 including $856,000 that the Company recorded during the fourth quarter for a change in accounting estimate. The change in accounting estimate reflects certain changes that the Company made to the allocation of the purchase of the Tecknolaser Group after having completed a formal valuation analysis of the acquired business.

10. SALE LEASEBACK OF PRODUCTION PLANT

         On August 15, 2005, the Company sold its land and building for gross proceeds amounting to approximately $2,900,000 (CDN$3,400,000). The Company is leasing the same property from the sellers under a ten year lease agreement expiring in September 2015.

         There Company recorded the amount of the excess of the selling over the net carrying value of the property at the time of the sale as a reduction of goodwill. Accordingly, no gain was recorded.

11. LINE OF CREDIT AND INSTALLMENT LOANS DUE ON DEMAND

         Bank Line of Credit
         -------------------

         That Company has a credit facility with a Canadian bank that provides for aggregate borrowings of up to approximately $3.0 million (CDN$3.5 million), including an exchange line of credit for an amount of US$250,000. The loan is secured by a first ranking lien for an amount of approximately $4.3 million (CDN$5 million) on all accounts receivable and inventories. Interest is at the Bank's Canadian prime rate plus 1% (6% as at December 31, 2005) and is renewable annually.

         The Company is required to comply with certain financial ratios under the terms of the bank loan. As of December 31, 2005, and subsequent thereto, the Company is not in compliance with one of these financial ratios. As described in Note 28, the Company entered in a standstill agreement with the lender under this obligation in which the lender temporarily agreed to suspend their rights under the loan agreement, subject to certain conditions. The Company cannot provide any assurance that the lender under this obligation will not demand its immediate repayment. A demand for immediate repayment would have a material adverse affect on the Company ability to sustain its operations.

         Installment Loans
         -----------------

         The Company has the following outstanding term loans, under which it is required to comply with certain financial ratios. As of December 31, 2005, and subsequent thereto, the Company is not in compliance with these financial ratios. The contractual terms of the loans, notwithstanding the Company's event of default are as follows:

                                  Obligation                             Balance

         Term loan, Secured by automotive equipment,
            6.65%, payable in monthly instalments of
            1,250(CDN$1,500), maturing in November 2006 (1) .........   $ 91,574

         Term loan, secured by a lien on all present and
            future furniture, fixtures and equipment, Canadian
            bank prime rate plus 1% (5.25% as at September 30,
            2005), payable in monthly instalments of $17,360
            (CDN$20,833), maturing January 2007 (1) .................    232,875
                                                                        --------
                                                                        $324,449
                                                                        ========

         The Company is continuing making the instalment payments in accordance with the terms of these obligations. The lender has not, as of this time, exercised its right to demand immediate payment. However, the lender under these obligations has not provided the Company with a written waiver of the violation and therefore has the ability to exercise its right to demand payment at anytime. The Company cannot provide any assurance that the lender will not demand immediate payment. Accordingly, the Company has classified the outstanding balance of these loans as a current liability in the accompanying balance sheet.

12. LIABILITIES OF DISCONTINUED OPERATION

         In January, 2003 the three largest creditors (the "Petitioners") of Reink Imaging USA, Ltd. ("Reink"), a former subsidiary operating business, filed a petition to force Reink into Chapter 7 under the US Federal Bankruptcy Act. The Company believes that certain of the Petitioners and officers of this former business unit formed a new business that became a direct competitor of the Company. On July 10, 2003 the case was converted from Chapter 11 "Reorganization" into Chapter 7 "Liquidation", and a Bankruptcy Trustee was appointed to administer the estate. As a result, the Company lost control of Reink.

         Reink's remaining liabilities, which consist of $2,125,341 of accounts payable and accrued expenses, are presented in the accompanying balance sheet as liabilities of discontinued operations until such time that the bankruptcy is adjudicated. The Bankruptcy Trustee has commenced filings to wind up the bankruptcy case and move for adjudication, however; the Company has not received any definitive indication as to when these legal proceedings are likely to conclude. The Company anticipates that the conclusion of the bankruptcy proceedings will result in a complete discharge of these liabilities, however; the Company cannot determine their ultimate disposition in the absence of a court ruling. Accordingly, the Company deems this balance to be a gain contingency that will not be recognized until the outcome of such contingency is known.

13. CREDIT AND STRATEGIC SUPPLY AGREEMENTS WITH TURBON AG

         Loan Agreement with Turbon International Inc.
         ---------------------------------------------

         As of November 4, 2005 the Company entered into a $5,600,000 Loan Agreement (the "Loan Agreement") with Turbon International Inc., ("Turbon International"), a wholly subsidiary of Turbon AG, and Teckn-O-Laser Global Company, a wholly owned subsidiary of the Company ("Teckn-O-Laser"). Pursuant to the Loan Agreement, Turbon International made a $2,800,000 term loan to the Company (Note 14) and extended a line of credit for up to an additional $2,800,000 (below).

         Line of Credit
         --------------

         As of November 4, 2005 the Company entered into a Loan Agreement (the "Loan Agreement") with Turbon International Inc., ("Turbon International"), a wholly subsidiary of Turbon AG, and Teckn-O-Laser Global Company, a wholly owned subsidiary of the Company ("Teckn-O-Laser"). Pursuant to the Loan Agreement, Turbon International extended a line of credit for up to $2,800,000. The line of credit may only be used for the purpose of purchasing products from Turbon International and certain affiliated entities. Interest is at 5% per annum on all sums advanced under the line of credit, and is due and payable on the last day of each quarter starting with the quarter ending November 30, 2005. Principal and accrued but unpaid interest under the line of credit are due October 31, 2006 subject to acceleration upon an event of default. All advances under the line of credit will be evidenced by promissory notes. Amounts borrowed under the line of credit may be repaid at any time prior to maturity without penalty and may be re-borrowed. Upon an event of default under the line of credit the interest rate payable under the applicable notes will be increased from 5% to 9% until cured.

         The Company's indebtedness to Turbon International, under both the line of credit and term loan facilities, is secured by a first priority lien on the 400,000 shares of common stock of Turbon AG owned by the Company.

         Strategic Supply Agreement
         --------------------------

         Effective June 22, 2005, the Company entered into a Strategic Supply Agreement with Turbon AG, ("Turbon") a leading global imaging supply company specializing in the remanufacture of laser cartridges. Pursuant to the Agreement, Turbon became a strategic supplier of remanufactured laser toner cartridges to the Company. In consideration thereof, the Company has given preferred vendor status to Turbon with respect to ordering products from Turbon (as opposed to third parties) providing Turbon's product quality meets the Company's specifications.

         As described in Note 24, the Company made a tender offer to acquire all of the outstanding capital stock of Turbon in a proposed purchase business combination, which is still subject to completion.

14. TERM LOAN PAYABLE TO TURBON AG

         As described in Note 13, the Company entered into $5,600,000 Turbon Loan Agreement on November 4, 2005 which includes a $2,800,000 term loan. The proceeds from the term loan were utilized to purchase certain Turbon AG shares under s stock purchase agreement dated June 22, 2005 (Note 24). In consideration of the $2,800,000 term loan, the Company issued a 5% promissory note to Turbon International. Interest is payable quarterly on each of January 31, April 30, July 31 and October 31 during the term of the loan commencing January 31, 2006. Principal and accrued but unpaid interest are due October 31, 2008 subject to acceleration upon an event of default. The loan can be prepaid at any time prior to maturity without penalty. Upon an event of default the interest rate will be increased from 5% to 9% until the default is cured. The term loan is secured by a first priority lien on the 400,000 shares of common stock of Turbon AG.

         The Company's indebtedness to Turbon International under both the line of credit and term loan facilities is secured by a first priority lien on the 400,000 shares of common stock of Turbon AG owned by the Company.

15. OTHER LONG TERM DEBT

         Equipment Financing Obligations
         -------------------------------

         The Company is under the following equipment financing obligations as of December 31, 2005:

         Equipment financing, with interest ranging from 6.52%
            and 10%, payable monthly, maturing at various dates
            until April 2009 ......................................   $ 154,370

         Term loans, payable in monthly instalments of
            $1,600(CDN$1,921) without interest, maturing at
            various dates through August 2008 .....................      23,345
                                                                      ---------
                                                                        177,715
         Less current portion .....................................     (55,538)
                                                                      ---------
         Total long term debt .....................................   $ 122,177
                                                                      =========

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

         Notes Repaid in 2005
         --------------------

         On January 1, 2004 the Company issued a 10%, $250,000 promissory note to BG Capital Group Bahamas Ltd. in consideration of $250,000 advanced to the Company as working capital. In February 2005 the Company repaid the note and all accrued interest then due on the note.

         In April 2004, the Company issued a $70,000 convertible promissory note bearing interest at 10% per annum to Manchester Consolidated Corp. The note, together with all accrued interest then due, was paid in full in February 2005.

16. NOTE PAYABLE - FORMER OFFICER

         The Company has a note payable to a former CEO and Director of the Company in the principal amount of $112,500 that bears interest at 18% per annum. The Company commenced and continues to pursue litigation with the Former Officer with the respect to his alleged violations of non-competition and confidentiality agreements within his employment contract. The aggregate balance of the note, including accrued interest of $60,488 amounted to $172,988 at December 31, 2005. The Company is presently unable to determine the outcome or possible range of loss, if any, with respect to this matter at the current time.

17. NOTES PAYABLE - STOCKHOLDERS

         On November 4, 2005 the Company received aggregate loans of $600,000 from three shareholders. In consideration thereof, the Company issued 5% convertible promissory notes due December 31, 2006 (the "Maturity Date") to Alain Lachambre ($136,198), Yvon Leveille ($328,113) and Manchester Consolidated Corp. ($135,689). Interest and principal on the notes are due on the Maturity Date. The notes can be prepaid at any time. If all principal and interest due on the notes are not paid in full on the Maturity Date, the respective holders may, at their sole option, convert the total amount of unpaid principal and interest into shares of common stock at the rate of $0.50 per share. The issuance of the notes was made in reliance on Section 4(2) of the Securities Act of 1933, as amended. The loan proceeds were utilized to purchase certain Turbon shares.

18. CONVERTIBLE PROMISSORY NOTES

         Barrington Bank
         ---------------

         Effective January 26, 2005 the Company entered into a 5 year $1,639,320 (approximately Cdn$2,000,000) convertible loan agreement (the "Loan Agreement") with Barrington Bank International Limited ("Barrington Bank") with interest payable quarterly at 12% per annum during the first 12 months and 20% per annum thereafter. This obligation is subordinated to the Bank of Line of Credit and is secured by substantially all the Company's assets.

         The Loan Agreement provides for a prepayment penalty which specifies that in the event the Company prepays the obligation prior to its one year anniversary date, it will be obligated to pay a fee equal to the amount of additional interest that it would have paid had the obligation remained outstanding through the 1 year anniversary date. Commencing on the 6 month anniversary of the loan, Barrington Bank has the right to convert the remaining principal balance into shares of the Company's common stock at a conversion price of $1.00 per share. The Company also issued 200,000 shares of common stock to the Lender and has agreed to register these shares within the next registration statement filed by the Company. The Company accounted for the issuance of the shares as a debt discount, which is being amortized over the term of the loan. The loan was modified on February 1, 2006 (Note 28).

         Westminster Capital Inc.
         ------------------------

         On January 7, 2005 the Company issued a $1,000,000 convertible promissory note with interest payable at the rate of 3.9% per annum to Westminster Capital Inc. ("Westminster"). Principal and interest under this note were originally due on January 1, 2008 subject to prepayment or conversion commencing on or after July 1, 2005. The conversion feature of the note provided the note, including interest and principal, were convertible, at the option of the holder, into shares of common stock at a price of $0.50 per share. For each share acquired upon conversion, the holder will also receive one common stock purchase warrant to purchase one share of common stock at a price of $1.50 per share at any time prior to July 1, 2008.

         On September 30, 2005 the $1,000,000 note plus $28,529 of accrued interest were converted into 2,057,058 common shares and 2,057,058 warrants at its contractual conversion price of $0.50 per share

         The Company evaluated the conversion features of these notes to determine whether the embedded conversion options should be bifurcated and accounted for as free-standing derivative financial instruments in accordance with SFAS 133 and EITF 00-19. The Company determined, in accordance with the implementation guidance under Appendix A to SFAS 133 that was further clarified in EITF 05-2, that these convertible notes are conventional debt instruments which do not host embedded conversion options that are deemed to be free standing derivatives financial instruments. In addition, the conversion price of the embedded conversion feature was deemed to be equal to the fair value of the underlying securities into which these shares are convertible, based upon the recent selling price of securities with substantially identical features sold in recently completed private placement transactions. Accordingly, these noted are not considered to include a beneficial conversion feature.

19. COMMITMENTS AND CONTINGENCIES

         Principal Payments Due on Debt Obligations
         ------------------------------------------

         The Company is required to make the following principal payments under all of its debt agreements, excluding amounts under obligations in which the lender has the right to demand immediate repayment:

                  For the year ending December 31,

                        2006 ........       512,328
                        2007 ........       512,920
                        2008 ........       433,422
                        2009 ........       424,510
                     Thereafter .....     1,921,803
                                        -----------
                                        $ 3,804,983
                                        ===========

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

         Other Litigation
         ----------------

         On June 25, 2004 the Company entered into a non-binding letter agreement with Dancap Private Equity Inc. ("Dancap") with respect to a proposed financing transaction that was not consummated. Dancap instituted an action against the Company in Ontario Superior Court related to a break-up fee pursuant to the terms of the agreement. The Company settled its litigation with Dancap for approximately $42,500 (Cdn$50,000) on November 10, 2005.

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

         Consulting Agreements
         ---------------------

         The Company entered into a series of consulting agreements with certain related and unrelated parties that are more fully described in Note 23.

         Operating Lease Agreement
         -------------------------

         The lease is being accounted for as an operating lease, which calls for equal monthly installments. The base rent is $297,885 (CDN$345,775) per annum for the first five years, and $327,673 (CDN$380,352) per annum for the next five years. The lease provides for two renewal options to extend the term of the lease each by a period of five years. Future minimum lease payments for years ending subsequent to December 31, 2005 are as follows:

                  For the year ending December 31,

                        2006 .....................       512,328
                        2007 .....................       512,920
                        2008 .....................       433,422
                        2009 .....................       424,510
                     Thereafter ..................     1,921,803
                                                     -----------
                                                     $ 3,804,983
                                                     ===========

         Rent expense amounted to $302,687 and $0 respectively for the years ended December 31, 2005 and 2004.

         Union Collective Bargaining Agreement
         -------------------------------------

         On November 30, 2004, the United Steel Workers Union, local section 9414, affiliated with the FTQ (Federation des travailleurs du Quebec) was accredited to represent the production employees of Teckn-O-Laser at the Sainte Julie location. The accreditation certificate covers production employees, excluding office and administrative employees and all others excluded by law. On January 9, 2005, representatives were elected and negotiations commenced February 17, 2005. The first union contract was completed and signed on November 5, 2005. The Union has negotiated salary increases for the next 2 years at 2% in year 1 and 2.5% in year 2. All other conditions remain similar to prior to the Union contract being implemented.

20. WARRANTY, REBATE AND VOLUME DISCOUNT ARRANGEMENTS

         Warranty
         --------

         The Company maintains a product warranty program whereby defective products can be returned any time for a period of 2 years from the date of purchase. The Company provides for the estimated cost of product warranties at the time it recognizes revenue. The Company engages in ongoing product quality programs and processes, including looking at the quality of suppliers components, ongoing product failure rates, material usage and service delivery costs incurred in correcting product failure, may affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required. Based on past experience the Company reviews the prior approximately 6- 8 months of sales and applies an historical rate of approximately 2% - 2.4% depending on the different product categories. The Company reviews both the percentage and the historical return rates on a quarterly basis in order to adjust the provision for warranty expense.

         Reflexion program
         -----------------

         The Company offers a program whereby it agrees to pay to a customer a combination of cash and Adsero stock, provided the customer turns over the majority of their manufacturing business into Adsero's system for manufacturing. The package consists of a combination of cash payments and shares in Adsero payable over the life of the contract, which is 3 years, and is dependent on volume levels. As part of the program the Company offers the Reflexion brand name along with economies of scale, and numerous advertising and volume discount incentives in order to help grow the business. The Reflexion member then continues to manage its customer base and grow sales with the additional tools provided by the Company. The Company has reviewed the existing contracts and has accrued approximately $220,000 in the current income statement to reflect the remaining liability over the duration of these contracts. As payments are made the amounts will be reduced.

21. STOCKHOLDERS' EQUITY (DEFICIENCY)

         Private Placements of Equity Securities
         ---------------------------------------

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

         On July 21, 2005 pursuant to the Agency Agreement with LOM the Company offered and sold through LOM, as placement agent, 1,707,000 subscription receipts at a price of $.75 per Subscription Receipt or $1,280,250 in the aggregate. Each Subscription Receipt will be automatically exercised, without payment of any additional consideration, at the Automatic Exercise Date into, subject to adjustment, a unit consisting of one share of the Company's common stock and one common stock purchase warrant. Each Unit Warrant entitles the holder to purchase an additional share of the Company's common stock at a price of $1.25 per share during the 30 month period that commenced on July 21, 2005. The offer of the Subscription Receipts was made subject to satisfaction of certain conditions (the "Qualification Conditions"). Failure to meet the Qualification Conditions by the Qualification Date, as defined below, results in each Subscription Receipt being exercised into 1.5 Units. The Qualification Date is defined as the earlier of (i) December 31, 2005; or (ii) the date ten business days following the date by which both (a) a receipt (the "Receipt") for the Company's final prospectus that qualifies the Units and Agent's Warrants, as such term is defined below, for issuance in Canada has been obtained by us from the securities commissions or securities regulatory authorities in those Canadian provinces where purchasers of the Subscription Receipts reside and (b) a registration statement under the Securities Act of 1933, as amended, (the Registration Statement") has become effective for registering the resale of the Unit Shares, Unit Warrants (including those underlying the Agent's Warrants, as defined below), and the Warrant Shares issuable upon exercise of the Unit Warrants.

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

         The Company was not successful in its efforts to meet the Qualification Conditions by the Qualification Date, as described above, on the earliest contractual qualification date of December 31, 2005. Accordingly, the Company was required to issue an additional 853,500 subscription receipts to the investors in the transaction on December 31, 2005.

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

         On November 4, 2005 the Company sold 2,400,000 subscription receipts at a price of $.50 per subscription receipt or an aggregate of $1,200,000 to HBT Holdings GmbH, each subscription receipt to be automatically exercised, without payment of any additional consideration, on January 31, 2006 into one unit. Each unit consists of one share of common stock (the "Unit Shares") and one common stock purchase warrant (the "Unit Warrants"). Each warrant entitles the holder to purchase, subject to adjustment, an additional share of common stock (the "Warrant Shares") at a price of $1.25 per share during the period ending at 5:00 p.m. (Toronto time) on May 3, 2008. We have agreed to use best efforts to file a registration statement on or before March 31, 2006 and to have such registration statement declared effective within 90 days of filing, registering the resale of the Unit Shares and Unit Warrants and the issuance of the Warrant Shares. The issuance of the subscription receipts was made in reliance on Regulation S under the Securities Act of 1933, as amended. Proceeds from the sales were utilized to purchase certain Turbon AG shares.

         On November 9, 2005 the Company entered into an Agency Agreement with Loewen, Ondaatje, McCutcheon Limited ("LOM") pursuant to which the Company offered and sold through LOM, as placement agent, (the "Agent") 4,000,000 subscription receipts (the "Subscription Receipts") at a price of $.50 per Subscription Receipt or $2,000,000 in the aggregate. The offering was made to non-US persons in reliance on Regulation S under the Securities Act of 1933 as amended. Each Subscription Receipt will be automatically exercised, without payment of any additional consideration, at the Automatic Exercise Date, as defined below, into, subject to adjustment, a unit (the "Units") consisting of one share of common stock (the "Unit Shares") and one common stock purchase warrant (the "Unit Warrants"). Each Unit Warrant entitles the holder to purchase an additional share of common stock (the "Warrant Shares") at a price of $1.25 per share during the 30 month period that commenced on November 9, 2005.

         Pursuant to the Agency Agreement, the Company paid the Agent a commission of $140,000 which is equal to 7% of the gross aggregate offering proceeds and issued to the Agent 280,000 broker warrants (the "Broker Warrants") which is equal to 7% of the number of Subscription Receipts sold. All Broker Warrants were exercised on December 31, 2005 into agent's warrant (the Agent's Warrant"). Each Agent's Warrant entitles the holder, subject to adjustment and the terms and condition set forth in the Agent's Warrant certificate, to purchase one Unit at a price of $.50 per Unit during the 30 month period that commenced November 9, 2005.

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

         On November 29, 2005 the Company entered into an Agency Agreement with Loewen, Ondaatje, McCutcheon Limited ("LOM") pursuant to which the Company offered and sold through LOM, as placement agent, (the "Agent") 1,400,000 subscription receipts (the "Subscription Receipts") at a price of $.50 per Subscription Receipt or $700,000 in the aggregate. The offering was made to non-US persons in reliance on Regulation S under the Securities Act of 1933 as amended. Each Subscription Receipt was automatically exercised, without payment of any additional consideration, into a unit (the "Units") consisting of one share of common stock (the "Unit Shares") and one common stock purchase warrant (the "Unit Warrants"). Each Unit Warrant entitles the holder to purchase an additional share of common stock (the "Warrant Shares") at a price of $1.25 per share during the 30 month period that commenced on November 29, 2005.

         Pursuant to the Agency Agreement, the Company paid the Agent a commission of $49,000 which is equal to 7% of the gross aggregate offering proceeds and issued to the Agent 98,000 broker warrants (the "Broker Warrants") which is equal to 7% of the number of Subscription Receipts sold. Each Broker Warrant was automatically exercised, without payment of any consideration, into one agent's warrant (the Agent's Warrant"). Each Agent's Warrant entitles the holder, subject to adjustment and the terms and condition set forth in the Agent's Warrant certificate, to purchase from the Company one Unit at a price of $.50 per Unit during the 30 month period that commenced November 29, 2005.

         Issuance of Common Stock in Connection with Debt Financing
         ----------------------------------------------------------

         As described in Note 21, the Company issued 200,000 shares of common stock with registration rights to Barrington Bank in accordance with the Loan Agreement. These shares were recorded as a financing cost and are being amortized as interest expense over the life of the loan. The Company recorded these shares at an aggregate fair value of $100,000, or $.50 per share, based on the selling price of restricted shares with substantially identical features sold in recently completed private placements transactions.

         Issuance of Common Stock as Fees to Related Party Transaction Advisor
         ---------------------------------------------------------------------

         In March 2005, the Company issued an aggregate of 698,500 shares of restricted common stock to Manchester Consolidated Corp. ("Manchester") and its designees for transaction advisory services provided to the Company in connection with its acquisition of the Tecknolaser Group. The Company recorded these shares at an aggregate fair value of $349,250, or $.50 per share, based on the selling price of restricted shares with substantially identical features sold in recently completed private placements transactions.

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

         Common Stock Purchase Warrants and Registration Rights
         ------------------------------------------------------

         The Company issued all warrants under the Unit Shares with registration rights agreements that stipulate that the Company will file a registration statement to register the underlying shares on a best efforts basis. The Company contracts wither respect to these instruments do not expressly required settlement in registered share nor is the Company precluded from delivering restricted stock to the holders of these warrants in the event such holders elect to exercise their warrants prior to the Company causing a registration statement to be declared effective under the Securities Act. In addition, there are no provisions under which the Company would be required to net cash settle any of the aforementioned instruments. Accordingly, the Company has classified its common stock purchase warrants as equity instruments in accordance with EITF 00-19.

         The Company is also not required under any of its registration obligations to pay liquidating damages or other forms of penalties in the event of its failure to cause a registration statement to be declared effective within contractually defined periods of time.

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

         Issuance of Series A Preferred Special Voting Stock
         ---------------------------------------------------

         As described in Note 4, the Company issued 6,500,000 shares of Series A Special Voting Preferred Stock as partial purchase consideration to the former shareholders of the Tecknolaser Group. The Series A Special Voting Preferred Stock is non-participating and the holder's rights allow them only to vote. Each Series A Special Preferred Voting share is cancellable on a one-for-one basis upon the exercise of certain conversion privileges embedded in the Series I Exchangeable Shares described below.

         Issuance of Exchangeable Shares
         -------------------------------

         As described in Note 4, the Company issued 6,500,000 Series I Exchangeable Shares of 3091503 Nova Scotia Company, an indirect subsidiary, as partial purchase consideration to the former shareholders of the Tecknolaser Group. Each Series I Exchangeable Share is convertible into one share of the Company's common stock at the option of the holder at any time. Upon issuance of any common shares of the Company, the corresponding number of Series A Preferred Special Voting will be cancelled.

         As described in Note 4, the Company recorded the Series I Exchangeable shares at an aggregate fair value of $3,250,000, or $0.50 per share, based on the recent selling price of restricted securities (with substantially identical features to these shares) sold in recently completed private placement transactions.

         Non-Employee Stock Based Compensation
         -------------------------------------

         In February 2005, the Company issued 100,000 stock options with an exercise price of $1.55 per share to Agora Investor Relations Corp. ("Agora") pursuant to its February 1, 2005 Investor Relations Agreement with Agora. The options are exercisable, upon vesting, during the two year period commencing February 1, 2006. The Company recorded deferred compensation in the amount of $111,993 that is being amortized in the amount of $27,998 through December 31, 2005.

         Grants of Stock Options to Employees and Directors
         --------------------------------------------------

         Pursuant to the Share Purchase Agreement described in Note 4, the Company agreed to issue an aggregate of 300,000 non-statutory stock options under its 2000 Stock Option Plan to certain employees of the Tecknolaser Group. The options granted to each employee have a maximum term of 10 years and vest in equal amounts, each equal to 1/3 of the total number of options granted to the employee, on each of the first, second and third anniversaries of the date of grant.

         The Company granted 244,500 and 110,000 stock options, exercisable at $1.57 and $1.06 per share, respectively (the quoted market prices) during the quarter ended March 31, 2005. Such grants include 244,500 options to certain employees of Tecknolaser Group, and 110,000 to the three independent members of the board of directors. The options vest over a period of three years.

         Conversion of Note into Common Stock
         ------------------------------------

         On September 30, 2005 the $1,000,000 note payable to Westminster Capital plus $28,529 of accrued interest were converted into 2,057,058 common shares and 2,057,058 warrants at its contractual conversion price of $0.50 per share

         Equity Purchase Commitment
         --------------------------

         On January 6, 2005 the Company obtained an equity purchase commitment from Trisan Equitable Corporation ("Trisan") pursuant to which Trisan had committed to purchase an aggregate of $1,600,000 of the Company's common shares valued at $0.50 per share in stated amounts at stated times. Effective November 4, 2005 the equity purchase commitment was cancelled with a full release from both the Company and Trisan related to any past or ongoing future commitments.

         Equity Transactions Completed in 2004
         -------------------------------------

         Effective January 2004, the Company converted an aggregate of approximately $196,900 in debt into an aggregate of 19,690,000 restricted shares of our common stock. Following the effectuation of our 20:1 reverse stock split on March 22, 2004 these shares became approximately 984,500 shares. The conversions were made pursuant to Debt Conversion and General Release Agreements between the Company and certain related parties. 100,000 of the shares were issued to Wayne Maddever in connection with the conversion by BBP Consulting of $20,000 of debt. 384,500 of these shares were issued to William Smith, through Manchester Administrative Services, in connection with services performed by William Smith prior to 2003 valued at $76,900. 500,000 of these shares were issued to R World Inc. in connection with the conversion of $100,000 of debt.

         Effective January 2004, the Company converted an aggregate of $170,000 in Note principal interest of approximately $17,800 into an aggregate of 18,360,000 restricted shares of our common stock. Following the effectuation of our 20:1 reverse stock split on March 22, 2004 these shares became approximately 918,000 shares. The conversions were made pursuant to Note Cancellation and Release Agreements between the Company and nine persons.

         In April 2004, the Company issued an aggregate of 5,405,055 restricted shares of common stock to Interhold Co. and its designees pursuant to a February 28, 2004 Note Cancellation and General Release under which a $308,000 promissory note of Reink Imaging USA, Ltd. in favor of Interhold Co., plus all interest due thereon ($73,240) was cancelled. Also cancelled was an April 7, 2003 Guarantee and Security Agreement between Interhold and the Company which had been put in place as a result of a January 2002 agreement.

         In April 2004, the Company issued an aggregate of 2,350,500 restricted shares of our common stock to designees of Manchester Administrative Services Ltd. ("Manchester") pursuant to a February 28, 2004 Debt Conversion and General Release under which a debt of ours to Manchester in the approximate amount of $306,500 was cancelled. This debt was incurred pursuant to our January 6, 2003 Consulting Agreement with Manchester and included debts incurred in January and February 2004.

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

         In May and June 2004 the Company sold an aggregate of 205,000 units to 3 persons at $1.00 per unit or $205,000 in the aggregate. Each unit consists of one share of our common stock and one common stock purchase warrant. Each warrant, as amended, entitled the holder to purchase one share of common stock at a price of $1.50 per share at any time during the three year period that commenced on the subscription date. In January 2005 in connection with a related unit offering, the proceeds of which were also to be utilized towards the funding of the acquisition, it became apparent that our unit pricing was too high and that our units of the type sold in May and June 2004 should be sold at $.50 per unit rather than $1.00 per unit. Consequently, in January 2005 the Company agreed to issue an additional 205,000 units to the investors, at no additional cost, to bring their unit cost down to $.50 per unit.

         During the period of July 2004 through October 2004 the Company sold an aggregate of 647,500 Special Warrants to 18 persons at $1.00 per unit or $647,500 on an aggregate basis. In connection with the offering, the Company also issued 64,750 Special Warrants to the placement agent. Each Special Warrant was exercisable without additional consideration to receive a Class A unit consisting of one share of our common stock and one common stock purchase warrant. Each of these warrants, as amended, entitles the holder to purchase one share of our common stock at $1.50 per share at any time during the three year period that commenced on September 27, 2004. Effective October 27, 2004, all of the Special Warrants were exercised resulting in our issuance of 712,250 shares and 712,250 warrants. Pursuant to the offering the Company were also obligated to pay a 100,000 share work fee to the placement agent, which was paid in March 2005. In January 2005, in connection with a related unit offering, the proceeds of which were also to be utilized for the funding of the acquisition, it became apparent that our unit pricing was too high and that our units of the type underlying the Special Warrants sold in this offering should be sold at $.50 per unit rather than $1.00 per unit. Consequently, in January 2005 the Company agreed to issue an additional 647,500 units to the offering subscribers, or their designees, at no additional cost, to bring their unit cost down to $.50 per unit.

22. RESTRUCTURING CHARGE

         As a result of the changes within the existing business of the Company, and its main operating subsidiary, certain changes have been undertaken due to the outsourcing of production to the Turbon group. As a result the Company has eliminated certain positions and recorded a charge for one-time termination benefits payable to such employees in the amount of $140,100.

23. CONSULTING AGREEMENTS

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

         Manchester Consolidated Corp. (A Related Party)
         -----------------------------------------------

         In January 2004 the Company entered into an exclusive financing arrangement with Manchester Consolidated Corp. ("Manchester"), a corporation owned by Anthony Pallante whereby a fee is payable based upon successful completion of a financing or any acquisition, merger, or other business combination generated by Manchester. The fee structure for financings are 10% for transactions up to and including $2,000,000; 7% for transactions in excess of $2,000,000 up to and including $5,000,000; and 5% for transactions in excess of $5,000,000. The fee structure for acquisitions, mergers or other business combinations is 12% for transactions up to and including $5,000,000; 7% for transactions in excess of $5,000,000 up to and including $10,000,000; and 5% for transactions in excess of $10,000,000. In connection with its role in arranging the Share Purchase Agreement with Teckn-O-Laser Global Company, the Company paid Manchester a transaction fee equal to 5% of the transaction value of CDN($15,382,000) (approximately US$12,813,206) which was CDN$769,100 (approximately US$640,660). Payments consisted of CDN$350,000 in cash (approximately US$291,550) and CDN$419,100 (approximately US$349,250) in shares of common stock valued at US$0.50 per share resulting in the March 2005 issuance of 538,500 shares to Manchester and an aggregate of 160,000 shares to two designees of Manchester. As more fully described under "DESCRIPTION OF BUSINESS - Share Purchase Agreement with Turbon AG", in November 2005 the Company paid acquisition fees of $642,000 pursuant to the financing arrangement to Manchester and its designees consisting of cash ($82,000) and 1,120,000 shares of stock valued at $0.50 per share ($560,000) in connection with the acquisition of an aggregate of 400,000 shares of Turbon AG.

         Agora Investor Relations Corp.
         ------------------------------

         Effective February 1, 2005 the Company entered into a 1 year Investor Relations Agreement with Agora Investor Relations Corp., an Ontario, Canada corporation ("Agora") pursuant to which Agora provides shareholder relation services and, subject to compliance with applicable laws, rules and regulation, other services intended to raise public awareness of the Company's business. Compensation under this arrangement includes monthly cash payments amounting to CDN$2,750 (approximately US$2,300) and 100,000 stock options with an exercise price of $1.55 per share issued at the inception of the agreement.

         The options are exercisable during the period February 1, 2006 through February 1, 2008. The agreement is renewable at the Company's option, for an additional 1 year term on similar terms.

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

24. PROPOSED ACQUISITION OF TURBON AG

         In April 2005, the Company expressed its interest to management of Turbon AG ("Turbon"), in acquiring all the outstanding shares of Turbon, a leading global imaging supply company publicly traded on the Frankfurt stock exchange. The aggregate offering price, pursuant to the expression of interest, as revised, is approximately US$56.6 million in cash. The completion and closing of an acquisition of all of the outstanding shares of Turbon is subject to several conditions, including but not limited to, raising of the necessary funds to close the transaction, obtaining the approval of Turbon's shareholders, and the submission of a public offering to acquire all of Turbon's outstanding shares in accordance with the applicable regulations to which the Company and Turbon are subject.

         The Company cannot provide any assurance that it will complete its proposed acquisition or that the terms of the transaction if completed will not be materially different from the terms that are currently proposed. At the present time, the Company has no agreements in place with Turbon, Turbon's shareholders, nor has it secured any commitments to obtain the financing its needs to complete the proposed transaction. In addition, the events that must take place to cause the the vote of Turbon's shareholders to take place is outside the Company's control and the Company cannot provide any assurance that a majority of Turbon's shareholders will vote in favor of this proposed transaction.

         Share Purchase Agreement with Turbon AG
         ---------------------------------------

         Effective June 22, 2005 the Company entered into a Share Purchase Agreement with Turbon pursuant to which it agreed to purchase 400,000 Turbon shares from Turbon's treasury at a purchase price of $14 per share or an aggregate of $5,600,000 (the "Purchase Price"). On June 23, 2005 the Company paid Turbon $1,001,000 of the Purchase Price which represents 71,500 shares. The balance of $4,599,000 (328,500 shares) was completed November 4, 2005. These funds were comprised of $1,200,000 from a private placement of equity securities (Note 21), a $2,800,000 term loan from Turbon International (Notes 31 and 14), and a $600,000 loan from three shareholders, two of which are officers of the Company (Note 17). Pursuant to the Share Purchase Agreement, Manchester Consolidated Corp. earned acquisition fees of $642,000. The acquisition fee was paid in a combination of cash ($82,000) and the balance in 1,120,000 shares of common stock with an aggregate fair value of $0.50, based on the recent selling price of securities with substantially identical features, sold in recently competed private placement transactions.

         The $14 per share purchase price for the investment in Turbon includes a control premium of approximately 35% over the trading price of Turbon's common stock, however; management of the Company believes that the quoted market price of Turbon's common stock may not necessarily be indicative of its actual fair value due to its low trading volume. In addition, the amount paid for these shares is consistent with the Company's previously announced proposal to purchase all 4,042,000 shares of Turbon's outstanding common stock at an aggregate purchase price of approximately $56,600,000. The Company is restricted from transferring these shares during the term of its credit agreements with Turbon. Turbon, in the event of the Company's default under either of these agreements, has the right to demand the return of any or all of its shares.

         The Company accounted for its investment in Turbon's shares, which represents approximately 9.9% of Turbon, at cost because such investment (a) was made in contemplation of the proposed acquisition Turbon (described above), (b) the shares are not held for trading purposes, (c) the shares are held as collateral for a loan, and (d) is not significant with respect to influencing the affairs or business of Turbon.

25. MAJOR CUSTOMERS AND FOREIGN AND DOMESTIC OPERATIONS

         During the year ended December 31, 2005, ten customers represented 41% of our total sales and one customer represented appreciatively 16% of our total sales. Sales to customers in the United States represented 61% of total sales and sales to customers outside the United States represented 39% of total sales. Substantially all of the Company's operating assets are located in Canada.

26. EMPLOYEE STOCK OPTIONS

         The following table summarizes the changes in employee stock options outstanding and the related exercise prices for the shares of the Company common stock:

                                                                        Weighted
                                                         Weighted       Average
                                                         Average       Remaining
                                                         Exercise   Contractual life
                                               Shares     Price         (in years)     Exercisable
                                              --------   --------   ----------------   -----------
      Outstanding at January 1, 2004 ......     37,500   $  11.72         7.6              137,500

      Granted .............................    300,000   $   0.25        8.25
                                              --------

      Outstanding at January 1, 2005 ......    337,500   $   1.52          8               137,500

      Expired .............................     (7,500)  $  13.40                           (7,500)

      Granted .............................    354,500   $   1.41         9.0              100,000
                                              --------                                 -----------

      Outstanding at December 31, 2005 ....    684,500   $   1.34         8.6              230,000
                                              ========                                 ===========

                                       Options Outstanding                           Options Exercisable
                          ---------------------------------------------  -------------------------------------------
                                           Weighted                                      Weighted
                                           average          Weighted                     average         Weighted
Range of exercise            Number    contractual life     average         Number     contractual       average
      prices              outstanding     remaining      exercise price  exercisable  life remaining  exercise price
-----------------------   -----------  ----------------  --------------  -----------  --------------  --------------
         $0.25 ........       300,000        8.75           $   0.25         100,000       8.75           $  0.25
$1.06 - $ 1.57 ........       354,500        9.75           $   1.41               0          0                 0
$5.00 - $13.40 ........        30,000        5.50           $  11.30          30,000       5.50           $ 11.30

                          -----------                                    -----------
                              684,500                                        130,000
                          ===========                                    ===========

27. INCOME TAXES

         Deferred tax assets consist of the following:

                                                            DECEMBER 31,
                                                     ------------------------
                                                        2005          2004
                                                     ----------    ----------
                                                      (AMOUNTS IN THOUSANDS)
         Deferred tax assets:
            Net operating loss carry forwards ....   $    5,165    $    4,000
            Allowance for doubtful accounts ......           57
            Goodwill .............................          959
            Deferred compensation ................          241
            Other intangibles ....................          194
                                                     ----------    ----------
                                                          6,616         4,000
            Valuation allowance ..................       (6,616)       (4,000)
                                                     ----------    ----------
            Net deferred tax assets ..............   $        0    $        0
                                                     ==========    ==========

         The difference between the expected rate of 34% for federal income tax purposes and the effective rate of 38% represent the effect of state and provincial income taxes (in Canada), net of their federal income tax benefit.

         The change in the valuation allowance amounts to $2,616,000 for the year ended December 31, 2005. The Company has net operating losses of approximately $13,400,000, that may be available to offset future taxable income, which expire at various times through 2025. The net operating losses may be subject to a substantial limitation under the:
         "Change of Ownership" rules under Section 382 of the Internal Revenue Code. The Company fully reserved for these and all other deferred tax assets as it is deemed, to be more than not, that their benefit will not be realized in future periods.

28. SUBSEQUENT EVENTS

         Private Placement of Equity Securities
         --------------------------------------

         Effective January 31, 2006, the Company issued 2,400,000 shares of our common stock (the "Shares") and warrants (the "Warrants") to purchase 2,400,000 shares of common stock to the holder of the November 4, 2005 subscription receipts upon the automatic exercise of such subscription receipts on such date. No additional consideration was payable to the Company upon the exercise. Each Warrant entitles the holder to purchase, subject to adjustment, one share of our common stock at a price of $1.25 per share at any time prior to May 3, 2008.

         Modification of Convertible Note
         --------------------------------

         Effective February 1, 2006, the interest rate on the convertible note payable to Barrington Bank was decreased to 8% for the period February 1, 2006 to July 31, 2006. In addition the conversion price was adjusted to $0.50 per share.

         Compensation to consultants
         ---------------------------

         On February 7, 2006 the Company granted 60,000 stock options to 4 consultants, 15,000 to each. Each stock option allows the holder to purchase 1 common share of the Company for $1.20 per share. These options vest immediately and expire in 10 years. The consultants are working to generate sales for the Company. In addition to the options, the Company also agreed to pay a commission of 1.5% of net sales derived from accounts which were introduced by ny of the 4 consultants. This cash commission will be split among the 4 consultants and will be payable related to an 18 month period of sales commencing from the date of the first shipment to the applicable account. The commission is payable 30 days after each applicable quarter end.

         Bank Credit Standstill Agreement
         --------------------------------

         Through our Teckn-O-Laser entities, the Company has outstanding loans with National Bank of Canada (the "Bank"). As of January 26, 2006, the Company owed the Bank approximately CDN$3,676,216 (approximately US$3,196,705) in principal and interest under such loans. The loans are secured by a first ranking lien on the assets of our Teckn-O-Laser entities and are guaranteed by the Company. The Company is required to comply with certain financial ratios under the terms of the loans. As of September 30, 2005 and subsequent periods including the present, the Company has not been in compliance with one of those ratios. On January 31, 2006 the Company entered into a Standstill Agreement (the "Agreement") with the Bank whereby the Bank has agreed to suspend its rights under the loans until April 30, 2006 subject to our compliance with certain conditions. These conditions include our payment of US$500,000 within two business days of the Agreement to reduce the outstanding principal and interest balance due under the credit facility; to pay a postponement fee to the Bank of CDN$35,000 (approximately US$30,435); and to pay penalty fees of CDN$20,000 per month for the period January 1, 2006 through April 30, 2006 or an aggregate of CDN$80,000 (approximately US$69,565). The US$500,000 payment was made as required. Other conditions of the Agreement include
         (i) protection of the Teckn-O-Laser assets subject to the Bank's lien;
         (ii) not suffering a material adverse change in our operations or assets which puts the Bank at risk; (iii) not declaring bankruptcy or becoming the object of receivership proceedings; (iv) not making any assignments for the benefit of creditors without the written consent of the Bank; (v) fully cooperating with the Bank or its representatives with respect to any information request, evaluation, examination, visit or other procedure undertaken by the Bank with respect to our assets or business; (vi) raising the interest rate on the outstanding loans to Canadian prime plus 2.5%; and (vii) obtaining a financial commitment from another financial institution by April 15, 2006 which will enable the Company to pay off the balance of the loans by April 30, 2006.

         On May 1, 2006, the Company signed an extension to the standstill agreement under the same terms as the original agreement extending to July 31, 2006. The extension is granted provided the Company obtains a letter of interest from another financial institution on or before May 10, 2006. This condition has been met by the Company. In addition the Company must obtain a letter of offer from another financial institution on or before May 31, 2006. On July 31, 2006 or sooner, if the Company does not fully comply with the conditions set forth in the Agreement, the Bank will again have the right to demand immediate repayment of the loans. In the event the Bank were to make such demand, it would have a material adverse effect on the Company.