Form 10QSB
period 2006-03-31
ADSERO CORP
filed 2006-05-24
CIK 1103544

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

                  For the quarterly period ended March 31, 2006

                                       OR

           |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from ___________ to ___________


                         Commission File Number: 0-31040


                                  ADSERO CORP.
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


                                 (450) 922-5689
              (Registrant's telephone number, including area code)


         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

         The number of shares of the Registrant's common stock outstanding at May 17, 2006, was 34,051,930.

         Transitional Small Business Disclosure Format:Yes [ ] No [X]

================================================================================

                                  ADSERO CORP.
                 MARCH 31, 2006 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            PAGE

         Special Note Regarding Forward Looking Information.................   3


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................   4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  24

Item 3.  Controls and Procedures............................................  27


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........  27

Item 3.  Defaults Upon Senior Securities....................................  28

Item 5.  Other Information..................................................  29

Item 6.  Exhibits...........................................................  29

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, discusses financial projections, information or expectations about our products or markets, proposed financing and acquisition activities, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet as of March 31, 2006
         (unaudited) .......................................................   5

         Condensed Consolidated Statements of Operations for the
         three months ended March 31, 2006 and 2005 (unaudited) ............   6

         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 2006 and 2005 (unaudited) ............   7

         Notes to Condensed Consolidated Financial Statements
         (unaudited) .......................................................   8

                          ADSERO CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006
                                   (unaudited)

                                     ASSETS
                                     ------
CURRENT ASSETS

  Cash ..........................................................  $    150,802
  Accounts receivable, net ......................................     4,115,785
  Inventories ...................................................     4,045,199
  Prepaid expenses and other assets .............................       288,137
                                                                   ------------

    TOTAL CURRENT ASSETS ........................................     8,599,923

  Property and equipment,net ....................................     1,992,693
  Investment in Turbon AG .......................................     6,398,774
  Goodwill ......................................................     2,388,298
  Intangible assets, net ........................................     3,715,667
  Other assets ..................................................        40,958
                                                                   ------------

        Total Assets ............................................  $ 23,136,313
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES

  Line of credit obligation .....................................  $  2,140,386
  Installment loans .............................................       265,901
  Finished goods purchasing line of credit ......................     2,799,995
  Accounts payable ..............................................     3,738,018
  Accrued compensation ..........................................       697,549
  Warranties and related accruals ...............................       346,000
  Accrued expenses ..............................................     1,287,440
  Liabilities of discontinued operation .........................     2,125,341
  Notes payable - stockholders ..................................       600,000
  Note payable - former officer (including accrued interest
    of $66,495) .................................................       172,988
  Current portion of equipment financing obligations ............        53,617
                                                                   ------------
    TOTAL CURRENT LIABILITIES ...................................    14,227,235

  Equipment financing obligations, net of current portion .......       109,171
  Stock purchase loan ...........................................     2,800,000
  Acquisition debt ..............................................     2,290,678
  Convertible promissory note ...................................     1,269,859
                                                                   ------------
        Total Liabilities .......................................    20,696,943
                                                                   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 100,000,000 shares authorized,
    34,051,930 shares issued and outstanding ....................        34,052
  Series I exchangeable shares of subsidiary, 6,500,000 shares outstanding, exchangeable one for one into common shares of
    the company .................................................     3,250,000
  Series A Preferred Special Voting Stock, $.0001 par value,
    20,000,000 shares authorized,  6,500,000 issued and
    outstanding .................................................           650
  Additional paid-In-capital ....................................    19,461,021
  Accumulated other comprehensive loss - foreign currency
    translation adjustment ......................................      (224,975)
  Accumulated deficit ...........................................   (20,081,378)
                                                                   ------------
    TOTAL STOCKHOLDERS' EQUITY ..................................     2,439,370
                                                                   ------------

        Total Liabilities and Stockholders' Equity ..............  $ 23,136,313
                                                                   ============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ADSERO CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    FOR THE THREE MONTHS ENDED
                                                             MARCH 31,
                                                   -----------------------------
                                                       2006              2005
                                                   ------------      -----------

REVENUES .....................................     $  7,416,849      $ 7,417,678

COST OF GOODS SOLD ...........................        5,712,401        5,156,292
                                                   ------------      -----------
  GROSS PROFIT ...............................        1,704,448        2,261,386
                                                   ------------      -----------

OPERATING EXPENSES
  Salaries and compensation ..................          886,908          790,081
  Sales and administrative ...................        1,328,067          861,997
  Depreciation and amortization ..............          349,092          130,877
                                                   ------------      -----------
  TOTAL OPERATING EXPENSES ...................        2,564,067        1,782,955
                                                   ------------      -----------

(LOSS) INCOME FROM OPERATIONS ................         (859,619)         478,431
GAIN ON EXTINGIUSHMENT OF DEBT ...............          460,693                -
  INTEREST EXPENSE ...........................          306,050          115,806
                                                   ------------      -----------

(LOSS) INCOME BEFORE INCOME TAXES ............         (704,976)         362,625

  INCOME TAXES ...............................                -          126,160
                                                   ------------      -----------

NET LOSS .....................................     $   (704,976)     $   236,465
                                                   ============      ===========


NET (LOSS) INCOME PER SHARE, BASIC ...........     $      (0.02)     $      0.01
                                                   ============      ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        40,551,930       21,990,642
                                                   ============      ===========

NET (LOSS)INCOME PER SHARE, DILUTED ..........                       $      0.01
                                                                     ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                         32,400,818
                                                                     ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ADSERO CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                      --------------------------
                                                         2006           2005
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net (Loss) Income ..............................  $  (704,976)  $   236,465
                                                      -----------   -----------

  Adjustments to reconcile net (loss)income to net
   cash (used in)provided by operating activities:
    Depreciation and amortization ..................      349,092       130,877
    Stock based compensation .......................       97,973        27,998
    Gain on debt extinguishment of debt ............     (460,693)            -
    Non-cash interest expense ......................       85,863             -
  Changes in operating assets and liabilities:
    Accounts receivable ............................      771,959       136,133
    Inventories ....................................     (343,323)      208,691
    Prepaid expenses and other assets ..............      (43,497)      461,192
    Accounts payable and accrued expenses ..........     (618,906)      283,656
    Income taxes receivable ........................      227,730             -
                                                      -----------   -----------
          Total Adjustments ........................       66,198     1,248,547
                                                      -----------   -----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES      (638,778)    1,485,012
                                                      -----------   -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING
 ACTIVITIES:

    Acquisition of business, net of cash received ..            -    (3,131,860)
    Sales of fixed assets ..........................        1,859        17,817
                                                      -----------   -----------
NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES .        1,859    (3,114,043)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayment on notes payable to related parties ..            -       (76,079)
    Principal payments on long term debt ...........      (14,926)     (612,396)
    Repayment on Bank loan .........................     (501,937)     (937,806)
    Proceeds from issuances of common stock ........            -     1,231,000
    Proceeds from issuances of convertible notes ...            -     2,610,176
    Proceeds (repayments) of loan payable ..........            -      (275,000)
                                                      -----------   -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES      (516,863)    1,939,895
                                                      -----------   -----------

EFFECT OF EXCHANGE RATE ON CASH ....................        2,290             -

NET (DECREASE)INCREASE IN CASH .....................   (1,151,492)      310,864

CASH AT BEGINNING OF PERIOD ........................    1,302,294       161,700
                                                      -----------   -----------

CASH AT END OF PERIOD ..............................  $   150,802   $   472,564
                                                      ===========   ===========

Supplemental information
------------------------
Interest paid ......................................  $   220,187   $   115,806
Income taxes paid ..................................  $         -   $         -

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ADSERO CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

1.   BASIS OF INTERIM FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and the instructions to Form 10-QSB. It is management's opinion that these statements include all adjustments, consisting of only normal recurring adjustments considered necessary to make the financial position, results of operations, and cash flows not misleading as of March 31, 2006 and for all periods presented.

     Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2005 and for the year ended December 31, 2004, which are included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

2.   ORGANIZATION

     Adsero Corporation ("Adsero"), formerly known as Reink Corp. was incorporated in Delaware on March 6, 1999. Adsero is the parent of wholly owned subsidiaries Teckn-O-Laser Global Company, Teckn-O-Laser Inc. and Tecknolaser USA Inc. (collectively the "Tecknolaser Group") which acquisition was completed effective January 2, 2005.

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

     At March 31, 2006, the Company had a working capital deficiency of $ 5,627,311 ($3,501,970 excluding liabilities from discontinued operations) and was not in compliance with certain covenants under its line of credit obligation and certain of its term loans described in Note 9. The lender under these obligations has the right to demand immediate repayment of these loans due to an event of default. Subsequent to March 31, 2006, the Company and the lender entered into a standstill agreement intended to provide the Company with additional time to source a new lender; however, this agreement only provides the Company with temporary relief from a possible demand for payment and includes various restrictions that do not alleviate the Company's immediate liquidity constraints. On May 1, 2006, the Company obtained an extension to the standstill agreement until July 31, 2006 (Note 22). The lender's exercise of these rights and possible demand for immediate repayment of the outstanding balances, which amount to an aggregate of $2,406,287 at March 31, 2006, would have a material adverse effect on the business. The Company cannot provide any assurance that the lender under these obligations will waive its violation of such covenants nor can the Company provide any assurance that the lender will not exercise its right to demand immediate repayment.

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

     The Company has also made approximately $2,316,422 of product sales as a distributor of goods under a strategic supply arrangement with Turbon AG during the three months ended March 31, 2006. With respect to these sales, the Company takes title to the products and bears the risks and rewards of ownership, including the risk of loss for collection, delivery or returns.

     Accordingly, the Company has determined, in accordance with EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent," that it acts as a principal in these transactions and therefore records such revenue on a gross basis.

     The Company provides its customers with warranty coverage on its products as described in Note 17. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims.

     The Company has entered into individually negotiated volume rebate arrangements with several of its customers. In addition, the Company issues sales discounts on product purchases made by customers who participate in its Reflexions Private Label Program (Note 17). Sales discounts under the Reflexions Private Label Program range from 0% to 10% based on volumes of products purchased during semi-annual measurement periods. All volume rebates and sales discounts are accrued and accounted for as a reduction of revenue based on actual rebates and discounts earned. Aggregate volume rebates and sales discounts amounted to $325,166 and $214,007 for the quarters ended March 31, 2006 and 2005, respectively. The 2006 amount includes $23,771 included in accrued expenses in the accompanying balance sheet.

     The Company periodically permits its customers to return unused goods for a restocking fee of 15%. Returns of unused goods amounted to $116,508 and $ 56,457 for the quarters ended March 31, 2006 and 2005, respectively. The 2006 amount includes $119,416 included in accrued expenses in the accompanying balance sheet.

     Accounts Receivable
     -------------------

     The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2006, the Company has had a low occurrence of credit losses and based on a review of balances outstanding has determined that an allowance for doubtful accounts of $148,164 is necessary.

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

     Goodwill
     --------

     Goodwill represents the excess of purchase consideration and related transaction expenses that are incurred in connection with completing acquisitions of businesses accounted for in accordance with SFAS 141

     "Business Combinations." SFAS 142, "Goodwill and Other Intangible Assets," requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions.

     The Company did not experience any events or changes in circumstances during the three-month period ended March 31, 2006 that would indicate that the recoverability of its goodwill is in doubt. The amount of goodwill that appears in the accompanying balance sheet, which is presented net of an impairment charge recorded in 2005, originated in connection with the Company's acquisition of the Tecknolaser Group in effective January 2, 2005.

     Long Lived Assets
     -----------------

     The Company periodically reviews the carrying values of its long lived assets in accordance with SFAS 144 "Long Lived Assets" when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable values and records impairment charges when considered necessary. The Company has determined that no impairment charges are necessary during the quarters ended March 31, 2006 and March 31, 2005.

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

     The Company convertible notes do not host embedded conversion options that are deemed to be free standing derivatives financial instruments or beneficial conversion features the commitment date fair value of the underlying common stock.

     Common Stock Purchase Warrants and Other Derivative Financial Instruments
     -------------------------------------------------------------------------

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

     Stock Based Compensation
     ------------------------

     Prior to January 1, 2006, the Company accounted for employee stock transactions in accordance with Accounting Principle Board, APB Opinion No. 25 "Accounting for Stock Issued to Employees." The Company has adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation."

     Effective January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations. Consequently, during the quarter ended March 31, 2006, the Company recorded a $34,137 stock based compensation charge, which represents amortization of the fair value of the unvested portion of stock options that the Company awarded through December 31, 2005.

     For the quarter ended March 31, 2005, the Company had applied APB Opinion No. 25, "Accounting for Stock Issued to Employees." As required under SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure," the following table presents pro- forma net income and basic and diluted loss per share as if the fair value-based method had been applied to all awards during that period.

                                                            For the Three Months
                                                            Ended March 31, 2005
                                                            --------------------
     Net income, as reported ...............................     $ 236,465
     Incremental amount of stock based compensation expense
      determined under the fair value method ...............        (3,125)
                                                                 ---------
     Net loss, pro-forma ...................................       233,340
                                                                 =========
     Income loss per share:
     Basic and diluted, as reported ........................          0.01
                                                                 =========
     Basic and Diluted, pro-forma ..........................          0.01
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

     In February 2006 the Company issued an aggregate of 60,000 stock options to four sales consultants. Each option is exercisable at a price of $1.20 per share for a period of ten years from issuance. All options vest immediately. The Company expensed $63,836 as compensation expense during the quarter ended March 31, 2006.

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

     As described in Note 4, the Company issued, as purchase consideration, 6,500,000 of its Series I Exchangeable shares to the sellers of the Tecknolaser Group. The same stockholders also hold all 6,500,000 shares of the Company' Series A Preferred Special Voting Stock. In accordance with the provisions of Issue No. 5 of EITF 03-6 "Participating Securities and the Two-Class Method under FASB Statement No. 128," the Company has included the Series I Exchangeable shares in its determination of basic loss per share for the quarter ended March 31, 2006 because the features of these securities, taken together, provide its holders with rights identical to those of the Company's stockholders.

     The following table provides a summary of all potentially dilutive securities for the quarter ended March 31, 2006 that have been excluded from the computation of basic loss per share as their effect would be anti-dilutive:

                                                               March 31, 2006
                                                               --------------
     Stock options .....................................            648,500
     Common stock purchase warrants ....................         17,065,313
     Convertible debentures ............................          3,293,966
                                                                 ----------
     Total .............................................         21,007,779
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

     Reclassifications
     -----------------

     Certain amounts presented in the statement of operations for the quarter ended March 31, 2005 have been reclassified to conform to the presentation used for the quarter ended March 31, 2006.

     Recently Issued Accounting Pronouncements
     -----------------------------------------

     In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("FAS 155"). FAS 155 addresses the following: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently evaluating the requirements of FAS 155, but does not expect that the adoption will have a material effect on its financial statements.

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

5.   INVENTORIES

     Inventories consist of the following at March 31, 2006:

     Raw materials ........................       746,094
     Finished goods .......................     3,324,810
                                              -----------
                                                4,070,904
     Less reserves ........................       (25,705)
                                              -----------
                                              $ 4,045,199
                                              ===========

6.   PREPAID EXPENSES

     Prepaid expenses consist of the following at March 31, 2006:

     Deposit - Barrington Bank ............        51,410
     Insurance ............................        87,044
     Rent .................................        30,114
     Industry trade shows .................        21,515
     Deposit - Summit .....................        64,262
     Other ................................        33,792
                                                 --------
                                                 $288,137
                                                 ========

7.   PROPERTY AND EQUIPMENT

     Property and Equipment consists of the following at March 31, 2006:

     Leasehold improvements ...............   $   138,041
     Machinery and Equipment ..............       680,609
     Furniture and Fixtures ...............       382,007
     Computer Equipment ...................     1,313,339
                                              -----------
                                                2,513,996
     Less Accumulated Depreciation ........      (521,303)
                                              -----------
                                              $ 1,992,693
                                              ===========

     Depreciation expense for the three months ended March 31, 2006 and 2005 amounted to $125,759 and $129,411, respectively.

8.   INTANGIBLE ASSETS

     Intangible assets consists of the following at March 31, 2006:

     Intellectual Property ................   $ 2,740,000
     Customer Relationships ...............     1,540,000
     Trademarks ...........................       540,000
                                              -----------
                                                4,820,000
     Less amortization ....................    (1,104,333)
                                              -----------
                                              $ 3,715,667
                                              ===========

     These amounts are amortized on a straight-line basis over a 5 year period. Amortization expense for the three months ended March 31, 2006 and 2005 amounted to $223,333 and $0, respectively.

9.   LINE OF CREDIT AND INSTALLMENT LOANS

     Bank Line of Credit
     -------------------

     That Company has a credit facility with a Canadian bank that provides for aggregate borrowings of up to approximately $3.0 million (CDN$3.5 million), including an exchange line of credit for an amount of US$250,000. The loan is secured by a first ranking lien for an amount of approximately $4.3 million (CDN$5 million) on all accounts receivable and inventories. Interest is at the Bank's Canadian prime rate plus 2% (7% as at March 31, 2006) and was renewable annually.

     The Company is required to comply with certain financial ratios under the terms of the bank loan. As of March 31, 2006, and subsequent thereto, the Company is not in compliance with one of these financial ratios. As described in Note 22, the Company entered into a standstill agreement with the lender under this obligation in which the lender temporarily agreed to suspend their rights under the loan agreement, subject to certain conditions. The Company cannot provide any assurance that the lender under this obligation will not demand its immediate repayment. A demand for immediate repayment would have a material adverse affect on the Company ability to sustain its operations.

     Interest expense under these obligations amounted to $42,009 and $24,080, for the three months ended March 31, 2006 and 2005, respectively.

     Installment Loans
     -----------------

     The Company has the following outstanding term loans, under which it is required to comply with certain financial ratios. As of March 31, 2006, and subsequent thereto, the Company is not in compliance with these financial ratios. The contractual terms of the loans are as follows:

                                  Obligation                            Balance
                                  ----------                            -------
     Term loan, Secured by automotive equipment, 6.65%, payable in monthly instalments of 1,250(CDN$1,500), maturing in
      November 2006 (1) ...........................................    $  87,396

     Term loan, secured by a lien on all present and future
      furniture, fixtures and equipment, Canadian bank prime
      rate plus 1% (6% as at March 31, 2006), payable in
      monthly instalments of $17,360(CDN$20,833), maturing
      January 2007 (1) ............................................      178,505
                                                                       ---------
                                                                       $ 265,901
                                                                       =========

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

     Interest expense under these obligations amounted to $4,777 and $6,770, for the three months ended March 31, 2006 and 2005, respectively.

10.  LIABILITIES OF DISCONTINUED OPERATION

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

11.  TERM LOAN AND STRATEGIC SUPPLY AGREEMENTS WITH TURBON AG

     On November 4, 2005 the Company entered into a $2,800,000 Loan Agreement (the "Turbon Loan Agreement") with Turbon International Inc., ("Turbon International"), a wholly owned subsidiary of Turbon AG. Proceeds from the term loan were utilized to purchase certain Turbon AG shares. In consideration of the $2,800,000 term loan, the Company issued a 5% promissory note to Turbon International. Interest is payable quarterly on each of January 31, April 30, July 31 and October 31 during the term of the loan commencing January 31, 2006. Principal, and accrued but unpaid interest are due October 31, 2008 subject to acceleration upon an event of default. The loan can be prepaid at any time prior to maturity without penalty. Upon an event of default the interest rate will be increased from 5% to 9% until the default is cured. The term loan is secured by a first priority lien on the 400,000 shares of common stock of Turbon AG.

     Interest expense under this obligations amounted to $34,770 and $0, for the three months ended March 31, 2006 and 2005, respectively.

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

     Interest expense under this obligations amounted to $34,442 and $0, for the three months ended March 31, 2006 and 2005, respectively.

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

     As described in Note 19, the Company made a tender offer to acquire all of the outstanding capital stock of Turbon in a proposed purchase business combination, which is still subject to completion.

12.  LONG TERM DEBT

     The Company is under the following equipment financing obligations as of March 31, 2006:


     Equipment financing, with interest ranging from 6.52% and 10%,
      payable monthly, maturing at various dates until April 2009 .    $144,461

     Term loans, payable in monthly instalments of $1,600
      (CDN$1,921) without interest, maturing at various dates
      through August 2008 .........................................      18,327
                                                                       --------
                                                                        162,788
     Less current portion .........................................     (53,617)
                                                                       --------
     Total long term debt .........................................    $109,171
                                                                       ========

     Interest expense under these obligations amounted to $3,889 and $1,590, for the three months ended March 31, 2006 and 2005, respectively.

13.  NOTES PAYABLE - FORMER OFFICER

     The Company has a note payable to a former CEO and Director of the Company in the principal amount of $112,500 that bears interest at 18% per annum. The Company commenced and continues to pursue litigation with the former officer with the respect to his alleged violations of non-competition and confidentiality agreements within his employment contract. The aggregate balance of the note, including accrued interest of $60,488 amounted to $172,988 at March 31, 2006. The Company is presently unable to determine the outcome or possible range of loss, if any, with respect to this matter at the current time.

14.  NOTES PAYABLE - STOCKHOLDERS

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

     Interest expense under these obligations amounted to $ 7,315 and $0, for the three months ended March 31, 2006 and 2005, respectively.

15.  CONVERTIBLE PROMISSORY NOTE

     Effective January 26, 2005 the Company entered into a 5 year $1,713,649 (approximately Cdn$2,000,000) convertible loan agreement (the "Loan Agreement") with Barrington Bank International Limited ("Barrington Bank") with interest payable quarterly at 12% per annum during the first 12 months and 20% per annum thereafter. This obligation is subordinated to the Bank of Line of Credit and is secured by substantially all the Company's assets.

     Commencing on the 6 month anniversary of the loan, Barrington Bank has the right to convert the remaining principal balance into shares of the Company's common stock at a conversion price of $1.00 per share. The Company also issued 200,000 shares of common stock to the Lender and agreed to register these shares within the next registration statement filed by the Company. The Company accounted for the issuance of the shares as a deferred financing cost, which was being amortized over the term of the loan. Effective February 1, 2006 the interest rate has been decreased to 8% for the period February 1, 2006 to July 31, 2006. In addition the conversion price was adjusted to $0.50 per share.

     The Company accounted for the modification of this debt instrument in accordance with the provisions of EITF 96-19 "Debtors Accounting for a Modification or Exchange of Debt Instruments" and EITF 05-07 "Accounting for Modifications to Conversion Options Embedded in Debt instruments and Related Issues." Under the guidelines of these pronouncements, debtors include the fair value of the changes made to the embedded conversion options in a comparative analysis of the carrying values of the debt instrument immediately before and after the modification. When the change in the value under this analysis is deemed substantial, as defined, the modification is considered to have been accomplished through an exchange of instruments that results in the extinguishment of the debt prior to modification.

     The Company performed its analysis of the debt under the guidelines of these pronouncements and determined that the modification resulting from the change in conversion price and interest rate was substantial. Accordingly, the Company recorded a gain on the extinguishment of the debt prior to the modification in the amount of $460,693. The difference between the carrying value of the modified instrument and its mandatory redemption amount is being accreted as interest expenses over the remaining term of the loan. Accretion of the discount amounted to $19,196 during the quarter ended March 31, 2006 and is included as a component of interest expense in the accompanying statement of operations. In addition the Company wrote off deferred financing costs of $66,667 during the quarter ended March 31, 2006. Contractual interest amounted to $40,580 and $32,258, for the three months ended March 31, 2006 and 2005, respectively.

16.  COMMITMENTS AND CONTINGENCIES

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

     Operating Lease Agreement
     -------------------------

     The lease is being accounted for as an operating lease, which calls for equal monthly installments. The base rent is $299,346 (CDN$345,775) per annum for the first five years, and $329,280 (CDN$380,352) per annum for the next five years. The lease provides for two renewal options to extend the term of the lease each by a period of five years.

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

     Consulting Agreements
     ---------------------

     The Company is a party to certain consulting agreements with certain related and unrelated parties that are more fully described in Note 20.

17.  WARRANTY, REBATE, AND VOLUME DISCOUNT ARRANGEMENTS

     Warranty
     --------

     The Company maintains a product warranty program whereby defective products can be returned any time for a period of 2 years from the date of purchase. The Company provides for the estimated cost of product warranties at the time it recognizes revenue. The Company engages in ongoing product quality programs and processes, including looking at the quality of suppliers components, but ongoing product failure rates, material usage and service delivery costs incurred in correcting product failure, may affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required. Based on past experience the Company reviews the prior approximately 6- 8 months of sales and applies an historical rate of approximately 2% - 2.4% depending on the different product categories. The Company reviews both the percentage and the historical return rates on a quarterly basis in order to adjust the provision for warranty expense.

     Reflexion program
     -----------------

     The Company offers a program whereby it agrees to pay to a customer a combination of cash and Adsero stock, provided the customer turns over the majority of their manufacturing business into Adsero's system for manufacturing. The package consists of a combination of cash payments and shares in Adsero payable over the life of the contract, which is 3 years, and is dependent on volume levels. As part of the program the Company offers the Reflexion brand name along with economies of scale, and numerous advertising and volume discount incentives in order to help grow the business. The Reflexion member then continues to manage its customer base and grow sales with the additional tools provided by the Company. The Company has reviewed the existing contracts and has determined no further accrual is needed in the current income statement to reflect the remaining liability over the duration of these contracts. As payments are made the amounts will be reduced.

18.  STOCKHOLDERS' EQUITY

     Private Placement of Equity Securities
     --------------------------------------

     Effective January 31, 2006, the Company issued 2,400,000 shares of its common stock (the "Shares") and warrants (the "Warrants") to purchase 2,400,000 shares of common stock to the holder of the November 4, 2005 subscription receipts upon the automatic exercise of such subscription receipts on such date. No additional consideration was payable to the Company upon the exercise and the shares and warrants were already included as outstanding for share calculations as at December 31, 2005,therefore there was no effect during the quarter ended March 31, 2006. Each Warrant entitles the holder to purchase, subject to adjustment, one share of common stock at an exercise price of $1.25 per share through May 3, 2008.

19.  PROPOSED ACQUISITION OF TURBON AG

     In April 2005, the Company expressed its interest to management of Turbon AG ("Turbon"), in acquiring all the outstanding shares of Turbon, a leading global imaging supply company publicly traded on the Frankfurt stock exchange. The aggregate offering price, pursuant to the expression of interest, as revised, was approximately US$56.6 million in cash. Effective

     November 4, 2005 the Company completed the purchase of 400,000 shares of Turbon. The completion and closing of an acquisition of the remaining outstanding shares of Turbon will be subject to several conditions, including but not limited to, raising of the necessary funds to close the transaction, obtaining the approval of Turbon's shareholders, and the submission of a public offering to acquire all of Turbon's outstanding shares in accordance with the applicable regulations to which the Company and Turbon are subject. The Company cannot provide any assurance that it will complete this proposed acquisition or that the terms of the transaction if completed will not be materially different from the terms that are currently proposed. At the present time, the Company has no agreements in place with Turbon, Turbon's shareholders or any lenders.

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

     The Company accounted for its investment, which represents approximately 9.9% of Turbon, at cost because such investment (a) was made in contemplation of the proposed acquisition of Turbon (described above), (b) is not held for trading purposes, (c) serves as collateral for a loan, and
     (d) is not significant with respect to influencing the affairs or business of Turbon.

20.  CONSULTING AGREEMENTS

     Westminster Capital Corp.
     -------------------------

     In January 2005, the Company entered into a 3 year consulting agreement with Westminster Capital Inc., a shareholder, to provide various services to the Company. The Company issued 300,000 shares in exchange for the services. No fees were paid to Westminster during the quarter ended March 31, 2006 or March 31, 2005.

     Gregory Belzberg
     ----------------

     In January 2005, the Company entered into a 3 year consulting agreement with Gregory Belzberg, a shareholder, to provide various services to the Company. The Company issued 50,000 shares in exchange for the services. No fees were paid to Mr. Belzberg during the quarter ended March 31, 2006 or March 31, 2005.

     6327214 Canada Inc. (A Related Party)
     -------------------------------------

     In January 2005, the Company executed a consulting agreement with 6327214 Canada Inc., a company owned by William Smith, the Company's CFO, to provide consulting services to the Company. 6327214 Canada Inc. is paid approximately $11,500 per month based on invoicing to the Company. In addition, the Company covers all business related expenses incurred by 6327214 Canada Inc. while delivering the consulting services. This agreement continues until terminated and can be terminated by the Company upon 10 months written notice. The Company paid a total of $39,018 during the quarter ended March 31, 2006 compared to nil for the same period last year.

21.  MAJOR CUSTOMERS AND FOREIGN AND DOMESTIC OPERATIONS

     During the three months ended March 31, 2006, the Company had no customer who represented more than 10% of its sales. Sales to customers in the United States represented 55% of total sales and sales to customers outside the United States represented 45% of total sales.

     During the three months ended March 31, 2005, one customer represented approximately 18% of our total sales. Sales to customers in the United States represented 59% of total sales and sales to customers outside the United States represented 41% of total sales.

22.  SUBSEQUENT EVENTS

     Bank Credit Standstill Agreement
     --------------------------------

     Through our Teckn-O-Laser entities, the Company has outstanding loans with National Bank of Canada (the "Bank"). As of January 26, 2006, the Company owed the Bank approximately CDN$3,676,216 (approximately US$3,196,705) in principal and interest under such loans. The loans are secured by a first ranking lien on the assets of our Teckn-O-Laser entities and are guaranteed by the Company. The Company is required to comply with certain financial ratios under the terms of the loans. As of December 31, 2005 and subsequent periods including the present, the Company has not been in compliance with one of those ratios. On January 31, 2006 the Company entered into a Standstill Agreement (the "Agreement") with the Bank whereby the Bank has agreed to suspend its rights under the loans until April 30, 2006 subject to our compliance with certain conditions. These conditions included our payment of US$500,000 within two business days of the Agreement to reduce the outstanding principal and interest balance due under the credit facility; to pay a postponement fee to the Bank of CDN$35,000 (approximately US$30,435); and to pay penalty fees of CDN$20,000 per month for the period January 1, 2006 through April 30, 2006 or an aggregate of CDN$80,000 (approximately US$69,565). The US$500,000 payment was made as required. Other conditions of the Agreement include (i) protection of the Teckn-O-Laser assets subject to the Bank's lien; (ii) not suffering a material adverse change in our operations or assets which puts the Bank at risk; (iii) not declaring bankruptcy or becoming the object of receivership proceedings; (iv) not making any assignments for the benefit of creditors without the written consent of the Bank; (v) fully cooperating with the Bank or its representatives with respect to any information request, evaluation, examination, visit or other procedure undertaken by the Bank with respect to our assets or business; (vi) raising the interest rate on the outstanding loans to Canadian prime plus 2.5%; and (vii) obtaining a financial commitment from another financial institution by April 15, 2006 which will enable the Company to pay off the balance of the loans by April 30, 2006.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Report.

THREE  MONTHS ENDED MARCH 31, 2006 AS
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

REVENUES - Total revenues decreased to $7,416,849 for the three months ended March 31, 2006, compared to $7,417,678 for the same period last year. This decrease was due to a general price decline of approximately 6% which was largely offset by a change in the product mix of the different toner printer cartridges sold and an increase in the quantities of the toner printer cartridges sold during the period. The average revenue per cartridge declined to approximately $61 per cartridge compared to approximately $65 per cartridge in the same period last year. We continue to see price pressure within the industry and have no reason to believe this pressure will not continue in the foreseeable future. As a result we are focused on our cost structure and are in the process of making the changes needed to compete within the industry.

GROSS PROFIT - Gross profit decreased to $1,704,448 for the three months ended March 31, 2006, compared to $2,261,386 for the same period last year. In addition, the gross profit margin decreased over the same period from 30.5% to 23.0%. This was due to the increased pricing pressure within the industry as outlined above in the decline in average revenue per cartridge declining from $65 to $61 for the current period. In addition we continue to experience extra costs as we continue the shift of production to outside suppliers. With the changes already executed, and currently being made, management believes that the costs will be decreased thereby helping us to maintain our margin. While we have reduced the number of cartridges we produce in our own facilities, we still need to reduce our overhead costs to reflect this reduction in production, since this was delayed to ensure we had adequate supply in order to service our customers. Steps were taken in December 2005 and at the end of March 2006, through layoffs and other changes, to reduce our costs. We will continue to reduce our costs to match with the level of production being completed internally. During the quarter we made approximately $2,316,422 of product sales as a distributor of goods under a strategic supply arrangement with Turbon AG (note 11).

OPERATING EXPENSES - Operating expenses increased to $2,564,067 for the three months ended March 31, 2006, compared to $1,782,955 for the same period last year. Salaries and compensation increased $96,827 compared with the prior years quarter which is largely the result of a charge taken related to stock options which equated to $97,973. Sales and administrative expenses increased $466,070 over the same period last year. The increase arose from an increase in outgoing freight of approximately $278,000, and an increase in legal and professional fees of approximately $142,304, combined with the change in the exchange rate from US$ into CDN$ of from 1.24 to 1.16. Sales and administrative costs are expected to be reduced due to changes in the way we handle freight costs (some customers will be charged on smaller orders) and as a result of our cost restructuring discussed above. Depreciation and amortization increased $218,215 over the same period last year. This is due to having allocated a portion of the purchase price of Tecknolaser for the amortizable intangible assets of $223,333 which was nil for the same period last year. At present we have no material commitments for capital expenditures.

EXTINGUISHMENT OF DEBT - We performed our analysis of the convertible debt, from Barrington Bank, under the guidelines of the applicable accounting pronouncements and determined that the modification resulting from the change in conversion price and interest rate was substantial. Accordingly, we recorded a gain on the extinguishment of the debt prior to the modification in the amount of $460,693. The difference between the carrying value of the modified instrument and its mandatory redemption amount is being accreted as interest expenses over the remaining term of the loan. Accretion of the discount amounted to $19,196 during the quarter ended March 31, 2006 and is included as a component of interest expense in the accompanying statement of operations. In addition, interest expense also includes $66,667 of deferred financing costs written off as part of the extinguishment of the debt.

NET INCOME - As a result of the above, the Company recorded a net loss of $704,976(including the gain of $460,693 discussed above) for the three months ended March 31, 2006, compared with net income of $236,465 for the same period last year.

LIQUIDITY AND FINANCIAL CONDITION

At March 31, 2006, we had a working capital deficiency of $ 5,627,311 ($3,501,970 excluding liabilities from discontinued operations) and we were not in compliance with certain covenants under our line of credit obligation and certain of our term loans described in Note 9 to our March 31, 2006 condensed consolidated financial statements. The lender under these obligations has the right to demand immediate repayment of these loans due to the event of default. Subsequent to December 31, 2005, we and the lender entered into a standstill agreement intended to provide us with additional time to source a new lender, however; this agreement only provides us with temporary relief from a possible demand for payment and includes various restrictions that do not alleviate our immediate liquidity constraints. The lender's exercise of these rights and possible demand for immediate repayment of the outstanding balances, which amount to an aggregate of $2,406,287 at March 31, 2006, would have a material adverse effect on our business. We cannot provide any assurance that the lender under these obligations will waive its violation of such covenants nor can we provide any assurance that the lender will not exercise its right to demand immediate repayment.

Our ability to recover our assets and continue our operations is dependent upon our ability to raise additional capital and generate revenue and operating cash flow through the execution of our business plan. There can be no assurance that we will be successful in our efforts to operate the Tecknolaser Group or any other prospective acquiree businesses profitably. We also cannot provide any assurance that we will obtain the financing we need to sustain the business until such time that we are able to generate sufficient revenue and operating cash flow through the operations of the Tecknolaser Group or other prospective acquiree businesses. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of liabilities that might be necessary should the we be unable to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period Actual results could differ from those estimates.

We have identified the following as critical accounting policies based on the significant judgment and estimates used in determining the amounts reported in our condensed consolidated financial statements:

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

Provision for Doubtful Accounts

Periodically, we review the adequacy of our provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of our accounts receivable. In addition, from time-to-time we estimate specific additional allowances based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates.

Impairment of Long-Lived Assets

When facts and circumstances indicate that the carrying values of long-lived assets, including fixed assets, investments in other companies and intangibles, may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated costs to sell. Judgments we make related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge.

Income Taxes

We utilize the asset and liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Stock based compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments ("FAS123(R)") at the beginning of our first fiscal quarter of 2006. FAS123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. FAS123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments (usually stock options) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period).

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer conclude as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There were no material developments with respect to any of our outstanding legal proceedings during the quarter ended March 31, 2006 or subsequent thereto. For a discussion of our outstanding legal proceedings reference is made to Item 3 of our Form 10-KSB for the year ended December 31, 2005.

ITEM 2.  UNREGISTERED SALES OF EQIUTY SECURITIES AND USE OF PROCEEDS

Effective January 31, 2006, we issued 2,400,000 shares of our common stock (the "Shares") and warrants (the "Warrants") to purchase 2,400,000 shares of our common stock to the holder of our November 4, 2005 subscription receipts upon the automatic exercise of such subscription receipts on such date. No additional consideration was payable to us upon the exercise and the shares and warrants were already included as outstanding for share calculations as at December 31, 2005. The issuance of the subscription receipts was previously reported in our

Current Report on Form 8-K dated November 4, 2005. Each Warrant entitles the holder to purchase, subject to adjustment, one share of our common stock at a price of $1.25 per share at any time prior to 5:00 p.m. (Toronto time) on May 3, 2008. The Shares and the Warrants were issued in reliance upon Section 3(a)(9) of the Securities Act of 1933, as amended.

In February 2006 we issued an aggregate of 60,000 stock options to four sales consultants. Each option is exercisable at a price of $1.20 per share for a period of ten years from issuance. The options were issued in reliance on
Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 5.  OTHER INFORMATION

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

Effective February 1, 2006 the interest rate on our CDN $2,000,000 convertible note issued to Barrington Bank International Ltd. was reduced from 20% to 8% for the period February 1, 2006 through July 31, 2006. In consideration thereof, the conversion price on the note was reduced from $1.00 to $0.50 per share. As a result of the modification of the debt we recorded a gain on the extinguishment of $460,693 (note 15).

ITEM 6.  EXHIBITS

Exhibits

The following exhibits are filed as a part of this report on Form 10-QSB:

Exhibit No.                        Description
-----------                        -----------

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


Dated:   May 22, 2006                   Adsero Corp.

                                        By: /s/ William Smith
                                            -----------------
                                            William Smith
                                            Secretary, Treasurer, Chief
                                            Financial Officer