Form 10QSB
period 2006-06-30
ADSERO CORP
filed 2006-08-21
CIK 1103544

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

                  For the quarterly period ended June 30, 2006

                                       OR

          |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from ___________ to ___________


                         Commission File Number: 0-31040


                                  ADSERO CORP.
                                  ------------
             (Exact name of Registrant as specified in its charter)

                  Delaware                                65-0602729
                  --------                                ----------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)

                                2101 Nobel Street
                              Sainte Julie, Quebec
                                     J3E 1Z8
                              --------------------
          (Address of principal executive offices, including zip code)

                                 (450) 922-5689
                                 --------------
              (Registrant's telephone number, including area code)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [ X ]

         The number of shares of the Registrant's common stock outstanding at August 7, 2006, was 34,051,930.

         Transitional Small Business Disclosure Format:Yes [ ] No [X]

================================================================================

                                  ADSERO CORP.
                  JUNE 30, 2006 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS


                                                                            PAGE


         Special Note Regarding Forward Looking Information ................   3


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements ..............................................   4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .........................................  33

Item 3.  Controls and Procedures ...........................................  37


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  37

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .......  37

Item 3.  Defaults Upon Senior Securities ...................................  37

Item 5.  Other Information .................................................  39

Item 6.  Exhibits ..........................................................  40

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, discusses financial projections, information or expectations about our products or markets, proposed financing and acquisition activities, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I -- FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet
         as of June 30, 2006 (unaudited) ...................................   5

         Condensed Consolidated Statements of Operations
         for the three and six months ended June 30, 2006
         and 2005 (unaudited) ..............................................   6

         Condensed Consolidated Statements of Cash Flows
         for the six months ended June 30, 2006 and 2005 (unaudited) .......   7

         Notes to Condensed Consolidated Financial Statements (unaudited) ..   8

                                 ADSERO CORP. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEET
                                         June 30, 2006
                                          (unaudited)
                                            ASSETS
                                            ------
CURRENT ASSETS
  Cash .......................................................................   $      6,553
  Accounts receivable, net ...................................................      3,120,286
  Inventories ................................................................      1,642,765
  Prepaid expenses and other assets ..........................................        343,813
                                                                                 ------------

       TOTAL CURRENT ASSETS ..................................................      5,113,417

  Property and equipment,net .................................................      1,305,920
  Investment in Turbon AG ....................................................      3,850,000
  Assets held for sale .......................................................      2,600,591
  Intangible assets, net .....................................................        556,668
  Other assets ...............................................................         75,149
                                                                                 ------------

       Total Assets ..........................................................   $ 13,501,745
                                                                                 ============

                           LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                           ----------------------------------------
CURRENT LIABILITIES

  Bank Loans .................................................................   $  2,590,851
  Convertible promissory note ................................................      1,298,652
  Finished goods purchasing line of credit ...................................      2,799,995
  Stock purchase loan ........................................................      2,800,000
  Accounts payable ...........................................................      4,099,479
  Accrued compensation .......................................................        486,008
  Warranties and related accruals ............................................        402,168
  Accrued expenses ...........................................................      1,986,831
  Liabilities of discontinued operation ......................................      2,125,341
  Note payable - former officer (including accrued interest of $60,488) ......        172,988
  Equipment financing obligations ............................................        153,548
                                                                                 ------------
       TOTAL CURRENT LIABILITIES .............................................     18,915,861

  Notes payable - stockholders ...............................................        600,000
  Acquisition debt ...........................................................      2,290,678

                                                                                 ------------
       Total Liabilities .....................................................     21,806,539
                                                                                 ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock, $.001 par value, 100,000,000 shares authorized,
    34,051,930 shares issued and outstanding .................................         34,052
  Series I exchangeable shares of subsidiary, 6,500,000 shares outstanding,
    exchangeable one for one into common shares of the company ...............      3,250,000
  Series A Preferred Special Voting Stock, $.0001 par value,
  20,000,000 shares authorized, 6,500,000 issued and outstanding .............            650
  Additional paid-In-capital .................................................     19,496,887
  Accumulated other comprehensive loss - foreign currency
    translation adjustment ...................................................       (343,421)
  Accumulated deficit ........................................................    (30,742,962)
                                                                                 ------------
       TOTAL STOCKHOLDERS' DEFICIENCY ........................................     (8,304,794)
                                                                                 ------------

       Total Liabilities and Stockholders' Deficiency ........................   $ 13,501,745
                                                                                 ============

                   SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                               5

                                 ADSERO CORP. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (unaudited)
                                          For the three months        For the six months
                                              ended June 30               ended June 30
                                       --------------------------  --------------------------
                                           2006           2005         2006           2005
                                       ------------   -----------  ------------   -----------
REVENUES ............................  $  5,786,100   $ 6,328,742  $ 13,202,949   $13,746,420

COST OF GOODS SOLD ..................     5,449,327     4,465,272    11,161,728     9,896,151
                                       ------------   -----------  ------------   -----------
  GROSS PROFIT ......................       336,773     1,863,470     2,041,221     3,850,269
                                       ------------   -----------  ------------   -----------

OPERATING EXPENSES
  Salaries and compensation .........       685,941       787,165     1,572,849     1,577,247
  Sales and administrative ..........     1,770,327       767,015     3,098,394     1,354,426
  Fixed asset impairment ............       500,000             -       500,000             -
  Lease abandonment charge ..........       623,178             -       623,178             -
  Goodwill and intangibles impairment     4,306,298             -     4,306,298             -
  Depreciation and amortization .....       357,087       105,876       706,179       236,753
                                       ------------   -----------  ------------   -----------
  TOTAL OPERATING EXPENSES ..........     8,242,831     1,660,056    10,806,898     3,168,426
                                       ------------   -----------  ------------   -----------

(LOSS)INCOME FROM OPERATIONS ........    (7,906,058)      203,414    (8,765,677)      681,843
  GAIN ON EXTINGUISHMENT OF DEBT ....             -             -       460,693             -
  LOSS ON INVESTMENT IN COMMON STOCK      2,548,774             -     2,548,774             -
  INTEREST EXPENSE ..................       206,753       173,175       512,803       288,981
                                       ------------   -----------  ------------   -----------

(LOSS)INCOME BEFORE INCOME TAXES ....   (10,661,585)       30,239   (11,366,561)      392,862

  INCOME TAXES ......................             -        11,188             -        68,794
                                       ------------   -----------  ------------   -----------

NET LOSS ............................  $(10,661,585)  $    19,051  $(11,366,561)  $   324,068
                                       ============   ===========  ============   ===========

NET (LOSS) INCOME PER SHARE, BASIC ..  $      (0.26)  $      0.00  $      (0.28)  $      0.02
                                       ============   ===========  ============   ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING ................    40,551,930    23,741,975    40,551,930    22,866,308
                                       ============   ===========  ============   ===========

NET (LOSS) INCOME PER SHARE, DILUTED                  $      0.00                 $      0.01
                                                      ===========                 ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING ................                  34,002,428                  33,206,751
                                                      ===========                 ===========

                   SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                               6

                                 ADSERO CORP. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (unaudited)
                                                                     For the six months
                                                                        ended June 30,
                                                                -----------------------------
                                                                    2006             2005
                                                                ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (Loss)Income .........................................    $(11,366,561)    $    324,068
                                                                ------------     ------------

  Adjustments to reconcile net (loss)income to net cash
  (used in) provided by operating activities:
    Depreciation and amortization ..........................         706,179          228,337
    Stock based compensation ...............................         133,839           55,997
    Fixed asset impairment .................................         500,000                -
    Bad debt expense .......................................         344,079           46,113
    Loss in investment in common stock .....................       2,581,225                -
    Goodwill and Intangibles impairment ....................       4,306,298                -
    Gain on modification of convertible debt ...............        (460,693)               -
    Non-cash interest ......................................         114,656                -
  Changes in operating assets and liabilities:
    Accounts receivable ....................................       1,423,379          359,297
    Inventories ............................................         579,267          116,422
    Prepaid expenses and other assets ......................        (127,921)        (646,048)
    Accounts payable and accrued expenses ..................         477,326         (933,476)
    Income taxes receivable ................................         189,836          637,880
                                                                ------------     ------------
          Total Adjustments ................................      10,767,470         (135,478)
                                                                ------------     ------------

NET CASH (USED IN)PROVIDED BY OPERATING ACTIVITIES .........        (599,091)         188,590
                                                                ------------     ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
    Acquisition of business, net of cash received ..........               -       (3,131,860)
    Investment in prospective acquire ......................               -       (1,001,000)
    Purchase of fixed assets ...............................         (48,204)         (26,236)
    Deferred acquistion costs ..............................               -          (32,451)
                                                                ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES ......................         (48,204)      (4,191,547)
                                                                ------------     ------------

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES

    Repayment on notes payable to related parties ..........               -          (76,079)
    Principal payments on long term debt ...................               -         (270,652)
    Repayments of bank loan ................................        (559,775)        (124,075)
    Proceeds from issuances of common stock ................               -        1,231,000
    Turbon line of credit ..................................          27,485                -
    Proceeds from issuance of Notes Payable ................               -        1,001,000
    Proceeds from issuances of convertible notes ...........               -        2,540,453
    Proceeds (repayments) of loan payable ..................               -         (275,000)
                                                                ------------     ------------
NET CASH (USED IN)PROVIDED BY FINANCING ACTIVITIES .........        (532,290)       4,026,647
                                                                ------------     ------------

EFFECT OF EXCHANGE RATE ON CASH ............................        (116,156)        (127,778)

NET DECREASE IN CASH .......................................      (1,295,741)        (104,088)

CASH AT BEGINNING OF PERIOD ................................       1,302,294          161,700
                                                                ------------     ------------

CASH AT END OF PERIOD ......................................    $      6,553     $     57,612
                                                                ============     ============


SUPPLEMENTAL INFORMATION

    Interest paid ..........................................         398,147     $    288,981
    Income taxes paid ......................................               -                -

                   SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                               7

                          ADSERO CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

1. BASIS OF INTERIM FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and the instructions to Form 10-QSB. It is management's opinion that these statements include all adjustments, consisting of only normal recurring adjustments considered necessary to make the financial position, results of operations, and cash flows not misleading as of June 30, 2006 and for all periods presented.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2005 and for each of the two years in the period then ended, which are included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

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

3. FILING FOR PROTECTION OF OPERATING SUBSIDAIRY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2006, the Company had a working capital deficiency of $13,802,444 ($11,677,103 excluding liabilities from discontinued operations). In addition, the Company was not in compliance with certain covenants under a line of credit obligation and term loans (Note 10) that the National Bank of Canada (the "Bank") provided to the Company's main operating subsidiary Tecknolaser Global, Inc. ("Tecknolaser Global"). The Company and the Bank were parties to a series of standstill agreements that provided the Company with temporary relief from a demand for repayment; however, these agreements expired on August 11, 2006. On or about August 15, 2006, the Bank demanded that the Company repay the loans.

On August 15, 2006 Tecknolaser Global filed a Notice of Protection (the "Notice") under paragraph 50.4(1) of the Companies' Creditors Arrangement Act, of Canada. Accordingly, the Company is required to submit a Plan of Arrangement to the Canadian bankruptcy court by September 14, 2006. Under this Arrangement Tecknolaser Global is (i) required to use all funds it receives from its collection of accounts receivable to repay amounts due to the Bank and (ii) restricted to using any funds it receives to pay only those expenses it incurs subsequent to filing the Notice that are necessary to sustain Tecknolaser Global's operations. Tecknolaser and the Bank intend to settle these loans within six weeks based upon current estimates of cash flow. Bank fees under this arrangement amount to $6,250 per week for the first four weeks and $10,000 per week for the remaining two weeks. The Company cannot provide any assurance that it will repay the Bank within this time frame or that it will not incur additional fees for any time period that may extend beyond this time period. The Company is also obligated to reimburse the Bank for any costs it incurs in connection with its recovery of these loans. The Company, with the Bank's consent, engaged RMS Richter Inc. to assist senior management of the Company in preparing the Plan of Arrangement.

In addition to the above, Tecknolasers's filing for protection from its creditors constitutes an event of default under its Convertible Note Agreement with Barrington Bank (Note 16), equipment financing obligations (Note 13) and $5.6 million credit facility (Note 12) with Turbon A.G. ("Turbon"). The credit facility with Turbon is secured by shares of Turbon stock that the Company is holding for investment purposes (Note 20). Barrington Bank, the lenders under the equipment financing obligations and Turbon each has the right to demand repayment of these loans at anytime. An immediate demand for repayment by any of these lenders would have a further material adverse on the Company's liquidity and financial condition.

As described in Note 24, the Company sold to Turbon inventory, certain manufacturing equipment and a royalty free license to its trademarks as part of its plan to cease manufacturing operations and become a distributor. The Company's plan to become a distributor as opposed to a manufacturer, combined with Tecknolaser's filing for protection from its creditors has materially changed the business. There is significant uncertainty as to whether management will be successful in its efforts to financially and operationally restructure the Company's operations. The Company expects to incur substantial expenses in connection with (i) the formulation of its Plan of Arrangement, (ii) legal proceedings that will occur as a result of Tecknolaser's Notice, and (iii) effectuating operational and financial changes in the business that it would not incur under normal operating circumstances.

The Company's ability to recover its assets and continue its operations is dependent upon management's ability to formulate a plan that includes comprehensive financial and operational changes in the business and to successfully execute such plan. There can be no assurance that the Company will be successful in its efforts to achieve any of these objectives. The Company also cannot provide any assurance that it will obtain the financing it needs to sustain the business until such time that it is able to generate sufficient revenue and operating cash flow. These material uncertainties could result in a complete cessation of operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

         The Company has also made approximately $1,886,741 and $4,203,163 of product sales as a distributor of goods under a strategic supply arrangement with Turbon AG during the three months and six months ended June 30, 2006 respectively. With respect to these sales, the Company takes title to the products and bears the risks and rewards of ownership, including the risk of loss for collection, delivery or returns.

         Accordingly, the Company has determined, in accordance with EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent," that it acts as a principal in these transactions and therefore records such revenue on a gross basis.

         The Company provides its customers with warranty coverage on its products as described in Note 18. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims.

         The Company has entered into individually negotiated volume rebate arrangements with several of its customers. In addition, the Company issues sales discounts on product purchases made by customers who participate in its Reflexions Private Label Program (Note 18). Sales discounts under the Reflexions Private Label Program range from 0% to 10% based on volumes of products purchased during semi-annual measurement periods. All volume rebates and sales discounts are accrued and accounted for as a reduction of revenue based on actual rebates and discounts earned. Aggregate volume rebates and sales discounts amounted to $607,381 and $553,108 for the six months ended June 30, 2006 and 2005 respectively. The June 30, 2006 amount includes $23,771 included in accrued expenses in the accompanying balance sheet.

         The Company periodically permits its customers to return unused goods for a restocking fee of 15%. Returns of unused goods amounted to $173,100 and $137,720 for the six months ended June 30, 2006 and 2005 respectively. The June 30, 2006 amount includes $56,592 included in accrued expenses in the accompanying balance sheet.

     Accounts Receivable
     -------------------

         The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2006, the Company has, based on a review of balances outstanding has determined that an allowance for doubtful accounts of $480,843 is necessary.

     Inventories
     -----------

         The Company's inventories, which consist of raw materials and finished goods, are stated at the lower of cost (first in first out method) or market.

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

         As described in Note 9, the Company recorded a $2,388,298 goodwill impairment based on conditions that indicate that the carrying amount of goodwill that the Company recorded in connection with its acquisition of the Teckolaser Group is not recoverable.

     Long Lived Assets
     -----------------

         The Company periodically reviews the carrying values of its long lived assets in accordance with SFAS 144 "Long Lived Assets" when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable values and records impairment charges when considered necessary.

         As described in Note 9 the Company recorded $500,000 of impairment charges with respect to property and equipment that is being held for use, and reduced to net realizable value, the carrying amounts of manufacturing assets and a customer list that it sold to Turbon subsequent to June 30, 2006 (Note 24).

     Use of Estimates
     ----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include product warranty, returns and sales rebates and discounts, impairment charges, depreciation and amortization, and stock based compensation. Actual results could differ from these estimates.

     Fair Value of Financial Instruments
     -----------------------------------

         The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amounts of the Company's line of credit obligation, and other long term obligations approximate fair value as such instruments feature contractual interest rates that are consistent with current market rates of interest or have effective yields that are consistent with instruments of similar risk.

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

         Effective January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations. Consequently, during the three and six month periods ended June 30, 2006, the Company recorded $35,866 and $70,003 respectively, in stock based compensation expense, which includes amortization of the fair value of the unvested portion of stock options that the Company awarded through prior to January 1, 2006 and the fair value of a fully vest and non-forfeitable grant of stock options to non-employees for services.

         For the three and six month periods ended June 30, 2005, the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees." As required under SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure," the following table presents pro- forma net income and basic and diluted loss per share as if the fair value-based method had been applied to all awards during that period.

                                                  For the three     For the Six
                                                  Months Ended     Months Ended
                                                  June 30, 2005    June 30, 2005
                                                  -------------    -------------

         Net income, as reported ...............    $ 19,051         $ 324,068

         Incremental amount of stock based
         compensation expense determined
         under the fair value method ...........     (51,080)          (81,781)
                                                    --------         ---------
         Net (loss) income, pro-forma ..........    $(32,029)        $ 242,287
                                                    ========         =========

         Income income per share:
             Basic and diluted, as reported ....    $   0.00         $    0.01
                                                    ========         =========
             Basic and Diluted, pro-forma ......    $   0.00         $    0.01
                                                    ========         =========

         Weighted average assumptions relating to the fair value of stock based compensation expense during the three and six month periods ended June 30, 2005 are as follows: risk-free interest rate of 4%; expected dividend yield zero percent; expected option life of four years; and current volatility of 150%.

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

         The Company issued, as purchase consideration, 6,500,000 of its Series I Exchangeable shares to the sellers of the Tecknolaser Group and the same stockholders also hold all 6,500,000 shares of the Company' Series A Preferred Special Voting Stock. In accordance with the provisions of Issue No. 5 of EITF 03-6 "Participating Securities and the Two-Class Method under FASB Statement No. 128," the Company has included the Series I Exchangeable shares in its determination of basic loss per share for the quarter ended June 30, 2006 because the features of these securities, taken together, provide its holders with rights identical to those of the Company's stockholders.

         The following table provides a summary of all potentially dilutive securities for the quarter ended June 30, 2006 that have been excluded from the computation of basic loss per share as their effect would be anti-dilutive:

                                                           June 30, 2006
                                                           -------------
         Stock options ...............................          680,000
         Common stock purchase warrants ..............       17,065,313
         Convertible debentures ......................        3,293,966
                                                             ----------
         Total .......................................       21,039,279
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

     Reclassifications
     -----------------

         Certain amounts presented in the statement of operations for the quarter ended June 30, 2005 have been reclassified to conform to the presentation used for the quarter ended June 30, 2006.

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

5. INVENTORIES

     Inventories consist of the following at June 30, 2006:

     Raw materials ...................................         $   769,421
     Finished goods ..................................           2,383,860
                                                               -----------
                                                                 3,153,821
     Less assets held for sale .......................          (1,479,844)
     Less reserves ...................................             (30,672)
                                                               -----------
                                                               $ 1,642,765
                                                               ===========

     As described in Note 24, the Company sold certain inventory under the purchase and sale agreement with Turbon. These goods, which amount to $1,479,844, have been reduced to their net realizable value and are classified as "Assets held for Sale" in the accompanying balance sheet.

6. PREPAID EXPENSES

     Prepaid expenses consist of the following at June 30, 2006:

     Deposit - Barrington Bank .......................         $    53,811
     Insurance .......................................              60,786
     Rent ............................................              24,061
     Industry trade shows ............................              23,049
     Deposit Royal bank ..............................              16,143
     Static Control ..................................             122,380
     Other ...........................................              43,583
                                                               -----------
                                                               $   343,813
                                                               ===========

7. PROPERTY AND EQUIPMENT

     Property and Equipment consists of the following at June 30, 2006:

     Leasehold improvements ..........................         $   143,281
     Machinery and Equipment .........................             550,412
     Furniture and Fixtures ..........................             397,512
     Computer Equipment ..............................           1,375,962
                                                               -----------
                                                                 2,467,167

     Less provision for remaining assets .............            (500,000)
     Less Accumulated Depreciation ...................            (661,247)
                                                               -----------
                                                               $ 1,305,920
                                                               ===========

     Depreciation amounted to $241,846 and $220,004 expense for the six months ended June 30, 2006 and 2005, respectively.

     The Company recorded a charge of $ 623,178 for the net present value of remaining lease payments due under facilities it abandoned during the quarter ended June 30, 2006. This amount is included in accrued expenses in the accompanying balance sheet.

8. INTANGIBLE ASSETS

     Intangible assets consists of the following at June 30, 2006:

     Customer Relationships ..........................           1,540,000
     Trademarks ......................................             540,000
                                                               -----------
                                                                 2,080,000
     Less customer list held for sale ................          (1,000,000)
     Less amortization ...............................            (523,332)
                                                               -----------
                                                               $   556,668
                                                               ===========

     These amounts are amortized on a straight-line basis over a 5 year period. Amortization expense for the six months ended June 30, 2006 and 2005 amounted to $464,333 and $8,333 respectively. As described in Note 9, the Company wrote-off $1,918,000 in intellectual property during the quarter.

     Subsequent to the quarter the Company sold a portion of its customer list to Turbon (see Note 24). These assets are classified as "Assets Held for Sale" in the accompanying balance sheet.

9. ASSETS HELD FOR SALE AND IMPAIRMENT CHARGES

     As described in Note 24, the Company completed a sale to Turbon of certain assets including finished goods inventory with a book value of $1,808,600, manufacturing equipment with a net book value of $120,748 and a portion of its customer list with an allocated value of $1,000,000. In addition, the Company granted Turbon a royalty free license to the exclusive use of its "Evergreen" and "Reflexions" private label trademarks for the distribution of these goods in the United States.

     The aggregate purchase price paid by Turbon for these assets, pursuant to a June 22, 2006 agreement that was subject to certain closing conditions, amounted to $2,808,600. Management, having the authority to approve this action, committed to a plan to sell these assets during the quarter ended June 30, 2006. The assets were available for immediate sale in their present condition subject only to certain closing conditions, including the Bank's approval of the sale, as of June 30, 2006. The Company had been in active negotiations with Turbon to complete the sale during the quarter ended June 30, 2006. Accordingly, the completion of the sale was deemed probable to occur prior to August 31, 2006. Based on these circumstances and conditions that existed at June 30, 2006, the Company has classified these assets as "Assets Held for Sale" in the accompanying balance sheet.

     The Company applied $1,926,500 of the selling price to reduce liabilities to Turbon as described in Note 24. The remainder of these funds, which amounted to approximately $882,100 were paid to the Bank to reduce the Bank loans ( Notes 3, 10 and 24). The Chief Executive Officer of Turbon owns approximately 26% of the common shares of Turbon and approximately 17% of the common stock of the Company at June 30, 2006.

     The Company effectuated its sale of these assets in connection with a plan to cease manufacturing recycled printer cartridges and become a distributor of these products. The Company committed to this course of action during the quarter ended June 30, 2006 due to the difficulties it experienced with respect to manufacturing within this market. The Company ceased substantially all of its manufacturing operations in July 2006.

     In accordance with SFAS 142 and SFAS 144, the Company determined, based on market conditions and its decision to cease manufacturing operations that the remaining carrying amounts of goodwill, intellectual property relating to its former manufacturing operations and a portion of the carrying value of certain property and equipment is not recoverable. Accordingly, the Company recorded a $4,306,298 impairment charge consisting of $2,388,298 of non-recoverable goodwill and $1,918,000 relating to intellectual property that is deemed to have no further value. The Company also recorded a $500,000 impairment charge, related to property and equipment, to reduce certain property to management's estimate of net realizable value since alternative uses of this property outside of the manufacturing operations are limited. The Company will continue monitoring its operations to assess whether any changes in circumstances would indicate that additional impairment charges may be required in future periods.

10. LINE OF CREDIT AND INSTALLMENT LOANS

     Bank Line of Credit
     -------------------

         That Company had a credit facility with the Bank described in Note 3. Outstanding borrowings under this arrangement, which consists of amounts drawn under a revolving credit facility and certain term loans amounted to $2,590,851 at June 30, 2006. These loans are secured by a first ranking lien on all of the Company's assets. The Company was required to comply with certain financial ratios under the terms of this facility. The Bank, due to the Company's non-compliance with these covenants, demanded that the Company repay these loans as described in Notes 3 and 24. Accordingly, borrowings under this facilty are presented as current liabilities in the accompanying balance sheet.

         The Company used a portion of the proceeds it received in its sale of certain assets to Turbon (Notes 9 and 24) to reduce a portion of the loan subsequent to June 30, 2006 and has committed, pursuant a letter agreement described in Notes 3 and 24 to use any proceeds received from the collection of accounts receivable to completely repay these loans in September 2006. Although the Company believes that it will be able to repay these loans from operating cash flows it expects to generate into the third quarter of 2006, there can be no assurance that this plan will materialize. If the Company fails to repay these loans within the time frame specified in its letter agreement, the Bank will have the right to further liquidate any or all of the Company's remaining assets. These circumstances could result in a complete cessation of all of the Company's operations.

         Interest expense under these obligations amounted to $9,003 and $12,950 for the six months ended June 30, 2006 and 2005, respectively.

11. LIABILITIES OF DISCONTINUED OPERATION

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

12. TERM LOAN AND STRATEGIC SUPPLY AGREEMENTS WITH TURBON AG

     Term Loans
     ----------

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

         Interest expense under this obligation amounted to $68,716 for the six months ended June 30, 2006.

     Line of Credit
     --------------

         As of November 4, 2005 the Company entered into a Loan Agreement (the "Loan Agreement") with Turbon International Inc., ("Turbon International"), a wholly subsidiary of Turbon AG, and Teckn-O-Laser Global Company, a wholly owned subsidiary of the Company ("Teckn-O-Laser"). Pursuant to the Loan Agreement, Turbon International extended a line of credit for up to $2,800,000 until October 2006. The line of credit may only be used for the purpose of purchasing products from Turbon International and certain affiliated entities. Interest is at 5% per annum on all sums advanced under the line of credit, and is due and payable on the last day of each quarter starting with the quarter ending November 30, 2005. Principal and accrued but unpaid interest under the line of credit are due October 31, 2006 subject to acceleration upon an event of default. All advances under the line of credit will be evidenced by promissory notes. Amounts borrowed under the line of credit may be repaid at any time prior to maturity without penalty and may be re-borrowed. Upon an event of default under the line of credit the interest rate payable under the applicable notes will be increased from5% to 9% until cured.

         Interest expense under this obligation amounted to $66,764 for the six months ended June 30, 2006.

         The Company's indebtedness to Turbon International under both the line of credit and term loan facilities is secured by a first priority lien on 400,000 shares of Turbon stock (Note 20). Subsequent to the quarter ended June 30, 2006, the line of credit was reduced as described in
         Note 24.

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

         Subsequent to the end of the quarter, as described in Note 24, the Company entered into a new Supply Agreement.

         As described in Notes 3, 10 and 24, Tecknolaser's filing for protection from its creditors on August 15, 2006 constituted an event of default under the terms of the Company's credit agreement with Turbon. A portion of the loan was reduced in connection with the Company's sale of certain assets to Turbon in August 2006; however, Turbon reserves the right to repossess its stock. In addition, these circumstances could complicate the Company's ability to source product for distribution from Turbon in future periods (notwithstanding the new supply agreement described in Note 24) and/or complete its proposed acquisition of Turbon described in Note 20. These matters create material uncertainties with respect to the Company's relationship with Turbon, the outcome of which management cannot predict at this time.

13. EQUIPMENT FINANCING OBLIGATIONS

     The Company is under the following equipment financing obligations as of June 30, 2006:

     Equipment financing, with interest ranging from 6.52% and 10%,
      payable monthly, maturing at various dates until April 2009 ...   $139,534

     Term loans, payable in monthly instalments of $1,600 (CDN$1,921)
      without interest, maturing at various dates through August 2008     14,014
                                                                        --------
     Total long term debt ...........................................   $153,548
                                                                        ========

     Interest expense under these obligations amounted to $8,191 and $3,072 for the six months ended June 30, 2006 and 2005 respectively.

     As described in Notes 3, 10 and 24, Tecknolaser's filing for protection from its creditors on August 15, 2006 constituted an event of default under the terms of these installment loans. Although no demand has been made for payment as of the date in which Tecknolaser filed the Notice, the Company cannot provide any assurance that the lenders under these obligations will not make such demand.

14. NOTES PAYABLE - FORMER OFFICER

     The Company has a note payable to a former CEO and Director of the Company in the principal amount of $112,500 that bears interest at 18% per annum. The Company commenced and continues to pursue litigation with the former officer with the respect to his alleged violations of non-competition and confidentiality agreements within his employment contract. The aggregate balance of the note, including accrued interest of $60,488 amounted to $172,988 at June 30, 2006. The Company is presently unable to determine the outcome or possible range of loss, if any, with respect to this matter at the current time.

15. NOTES PAYABLE - STOCKHOLDERS

     On November 4, 2005 the Company received aggregate loans of 600,000 from three shareholders. In consideration thereof, the Company issued 5% convertible promissory notes due December 31, 2006 (the "Maturity Date") to Alain Lachambre ($136,198), Yvon Leveille ($328,113) and Manchester Consolidated Corp. ($135,689). Interest and principal on the notes are due on the Maturity Date. The notes can be prepaid at any time. If all principal and interest due on the notes are not paid in full on the Maturity Date, the respective holders may, at their sole option, convert the total amount of unpaid principal and interest into shares of common stock at the rate of $0.50 per share. The loan proceeds were utilized to purchase certain Turbon shares.

     Interest expense under these obligations amounted to $14,815 for the six months ended June 30, 2006.

     As described in Note 24, the Company and the stockholders reached an agreement to convert these loans into common stock. Accordingly, these loans are presented as non-current liabilities in the accompanying balance sheet.

16.  CONVERTIBLE PROMISSORY NOTE

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

     Commencing on the 6 month anniversary of the loan, Barrington Bank has the right to convert the remaining principal balance into shares of the Company's common stock at a conversion price of $1.00 per share. The Company also issued 200,000 shares of common stock to the Lender and agreed to register these shares within the next registration statement filed by the Company. The Company accounted for the issuance of the shares as a deferred financing cost, which was being amortized over the term of the loan. Effective February 1, 2006 the interest rate has been decreased to 8% for the period February 1, 2006 to July 31, 2006. In addition the conversion price was adjusted to $0.50 per share. Subsequent to the quarter end the interest rate was adjusted to 10% for the period August 1, 2006 to August 31, 2006 and 20% thereafter.

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

     The Company performed its analysis of the debt under the guidelines of these pronouncements and determined that the modification resulting from the change in conversion price and interest rate was substantial. Accordingly, the Company recorded a gain on the extinguishment of the debt prior to the modification in the amount of $460,693. The difference between the carrying value of the modified instrument and its mandatory redemption amount is being accreted as interest expenses over the remaining term of the loan. Accretion of the discount amounted to $28,794 during the quarter ended June 30, 2006 and amounted to $47,990 for the six months ended June 30, 2006 and is included as a component of interest expense in the accompanying statement of operations. In addition the Company wrote off deferred financing costs of $66,667 during the quarter ended March 31, 2006. Contractual interest amounted to $35,156 and $46,153 for the three months ended June 30, 2006 and 2005, and amounted to 75,736 and $78,411 for the six months ended June 30, 2006 and 2005 respectively.

     As described in Notes 3, 10 and 24, Tecknolaser's filing for protection from its creditors on August 15, 2006 constituted an event of default under the terms of the convertible note agreement. Although no demand has been made for payment as of the date in which Tecknolaser filed the Notice, the Company cannot provide any assurance that Barrington will not make such demand.

17. COMMITMENTS AND CONTINGENCIES

     Litigation with Former Officers
     -------------------------------

         The Company is involved in ongoing litigation as both a plaintiff and as a defendant against three former officers of Reink that arose in connection with the involuntary bankruptcy and loss of control of that former business unit. In this action the Company is seeking damages and other relief in the amount of $1,000,000. The prior officers filed a counter-suit against the Company for back wages and other costs. The Company considers the former officers claims to be without merit and is vigorously contesting their claim, however; the Company is presently unable to determine the outcome or possible range of loss, if any, with respect to this matter at the current time. On August 18, 2006, related to a portion of the litigation outstanding with the prior CEO, a judgment of $284,451.77 was entered against the Company for a portion of the litigation related to the promissory note which was due to the former CEO as noted in the balance sheet as approximately $172,988. The Company plans to have the judge reconsider this judgment and reinstate our claim in relation to this matter. This judgment relates only to a portion of the case on the note and has not addressed the damages caused by the CEO by his actions against the Company. The Company will ask the court to hold this judgment based on the remaining litigation to be heard. The Company cannot, however, provide any assurances as to the outcome of our litigation nor to the success of having the judgment noted above overturned. The Company is in the process of retaining new legal counsel to handle these matters.

     Operating Lease Agreement
     -------------------------

         The lease for the Company's main operating facility in St. Julie, Quebec, is being accounted for as an operating lease, which calls for equal monthly installments. The base rent is $299,346 (CDN$345,775) per annum for the first five years, and $329,280 (CDN$380,352) per annum for the next five years. The lease provides for two renewal options to extend the term of the lease each by a period of five years.

     Union Collective Bargaining Agreement
     -------------------------------------

         On November 30, 2004, the United Steel Workers Union, local section 9414, affiliated with the FTQ (Federation des travailleurs du Quebec) was accredited to represent the production employees of Teckn-O-Laser at the Sainte Julie location. The accreditation certificate covers production employees, excluding office and administrative employees and all other excluded by law. On January 9, 2005, representatives were elected and negotiations commenced February 17, 2005. The first union contract was completed and signed on November 5, 2005. The Union has negotiated salary increases for the next 2 years at 2% in year 1 and 2.5% in year 2. All other conditions remain similar to prior to the Union contract being implemented. It is expected that the union will cease to exist due to the cessation of production and only a few employees remaining in the distribution and shipping area.

     Consulting Agreements
     ---------------------

         The Company is a party to certain consulting agreements with certain related and unrelated parties that are more fully described in Note 21.

18. WARRANTY, REBATE, AND VOLUME DISCOUNT ARRANGEMENTS

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

19. STOCKHOLDERS' EQUITY

     Private Placement of Equity Securities
     --------------------------------------

         Effective January 31, 2006, the Company issued 2,400,000 shares of its common stock (the "Shares") and warrants (the "Warrants") to purchase 2,400,000 shares of common stock to the holder of the November 4, 2005 subscription receipts upon the automatic exercise of such subscription receipts on such date. No additional consideration was payable to the Company upon the exercise and the shares and warrants were already included as outstanding for share calculations as at December 31, 2005,therefore there was no effect during the six months ended June 30, 2006. Each Warrant entitles the holder to purchase, subject to adjustment, one share of common stock at an exercise price of $1.25 per share through May 3, 2008.

20. PROPOSED ACQUISITION OF TURBON AG

         In April 2005, the Company expressed its interest to management of Turbon AG ("Turbon"), in acquiring all the outstanding shares of Turbon, a leading global imaging supply company publicly traded on the Frankfurt stock exchange. The aggregate offering price, pursuant to the expression of interest, as revised, was approximately US$56.6 million in cash. Effective November 4, 2005 the Company completed the purchase of 400,000 shares of Turbon. The completion and closing of an acquisition of the remaining outstanding shares of Turbon will be subject to several conditions, including but not limited to, raising of the necessary funds to close the transaction, obtaining the approval of Turbon's shareholders, and the submission of a public offering to acquire all of Turbon's outstanding shares in accordance with the applicable regulations to which the Company and Turbon are subject. The Company cannot provide any assurance that it will complete this proposed acquisition or that the terms of the transaction if completed will not be materially different from the terms that are currently proposed. At the present time, the Company has no agreements in place with Turbon or any of Turbon's shareholders.

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

         The Company, in the process of trying to obtain the financing needed to complete its proposed acquisition became aware of conditions that indicate that the proposed acquisition could not be completed at the offering price originally stipulated in the Company's expression of interest described above. Based on discussions with potential financing sources, and ongoing negotiations with significant stockholders of Turbon, the Company has determined that its initial investment should be reduced to a carrying value of $3,800,000, which represent management's estimate of the recoverable value of its initial investment, whether it is successful in its efforts to complete its acquisition of Turbon or in the event Turbon repossess its stock if the Company is unable to repay loans to Turbon. The charge of $2,548,774 in connection with the write down of this investment is included in the accompanying statements of operations as loss on investment in common stock.

         The Company cannot provide assurance that it will be able to raise the financing needed to complete its proposed acquisition of Turbon or any other potential acquisition candidates due to Tecknolser's filing for protection from its creditors as described in Notes 3 and 24.

21. CONSULTING AGREEMENTS

     Westminster Capital Corp.
     -------------------------

         In January 2005, the Company entered into a 3 year consulting agreement with Westminster Capital Inc., a shareholder, to provide various services to the Company. The Company issued 300,000 shares in exchange for the services. No fees were paid to Westminster during the six months ended June 30 2006 or June 30, 2005.

     Gregory Belzberg
     ----------------

         In January 2005, the Company entered into a 3 year consulting agreement with Gregory Belzberg, a shareholder, to provide various services to the Company. The Company issued 50,000 shares in exchange for the services. No fees were paid to Mr. Belzberg during the six months ended June 30, 2006 or June 30, 2005.

     6327214 Canada Inc. (A Related Party)
     -------------------------------------

         In January 2005, the Company executed a consulting agreement with 6327214 Canada Inc., a company owned by William Smith, the Company's CFO, to provide consulting services to the Company. 6327214 Canada Inc. is paid approximately $12,200 per month (Cdn $13,750) based on invoicing to the Company. In addition, the Company covers all business related expenses incurred by 6327214 Canada Inc. while delivering the consulting services. This agreement continues until terminated and can be terminated by the Company upon 10 months written notice. Consulting fees under this arrangement amounted to $75,618 and $31,700 for the six months ended June 30, 2006 and 2005 respectively.

22. MAJOR CUSTOMERS AND FOREIGN AND DOMESTIC OPERATIONS

     During the six months ended June 30, 2006, the Company had no customer who represented more than 10% of its sales. Sales to customers in the United States represented 51% of total sales and sales to customers outside the United States represented 49% of total sales.

     During the six months ended June 30, 2005, one customer represented approximately 16% of our total sales. Sales to customers in the United States represented 57% of total sales and sales to customers outside the United States represented 43% of total sales.

23. STOCK COMPENSATION

     On April 5, 2000 and April 6, 2000, The Company's board of directors and its stockholders adopted and approved, respectively the Company's stock option plan. The Company reserved 1,500,000 shares of common stock for issuance upon exercise of options granted from time to time under this stock option plan.

     Under the stock option plan the Company may grant incentive stock options only to employees including employee officers and directors, or we may grant non-qualified options to our employees, officers, directors, advisors and consultants. The stock option plan is presently administered directly by our board of directors.

     Subject to the provisions of the stock option plan, either the board or the committee, if applicable, determine who shall receive options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of the Company's voting stock. The exercise price for incentive stock options shall be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted; provided that incentive stock options granted to a 10% holder of the Company's voting stock shall be exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options are set by the board or the committee,in its discretion. The exercise price of options granted under the plan may be payable in cash or, with the approval of the board or the committee, by delivery of shares or by a combination of cash and shares. Shares of common stock received upon exercise of options granted under the plan will be subject to restrictions on sale or transfer.

     As of June 30, 2006, we had issued options to purchase an aggregate of 680,000 shares of common stock under the Company's stock options plans at exercise prices ranging from $.25 to $13.40 per share.

     As described in Note 4, the fair value of all awards was estimated at the date of grant using the Black-Scholes option pricing model. Assumptions relating to the estimated fair value of stock options that the Company granted prior to January 1, 2006 that were accounted for and recorded under the intrinsic value method prescribed under APB 25 are also described in
     Note 3.

     On February 7, 2006, the Company granted an aggregate of 60,000 stock options to four sales consultants. Each option is exercisable at a price of $1.20 per share for a period of ten years from issuance. All of these options were fully vested and non forfeitable on their date of issuance. The Company expensed $63,836 as compensation expense during the six months ended June 30, 2006 with respect to these options. Assumptions relating to the estimated fair value of these stock options, which the Company accounted for in accordance with SFAS 123(R) and EITF 96-18 are as follows: risk-free interest rate of 3%; expected dividend yield zero percent; expected option life of 10 years; and current volatility of 95.3%.

     The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid dividends to date and does note expect to pay dividends in the foreseeable future due to its substantial accumulated deficit and limited capital resources. Accordingly, expected dividends yields are zero. Historical cancellations and forfeitures of stock options granted prior to January 1. 2006 are insignificant: however, approximately 66% of options granted to employees during 2005 (principally employees of an acquired business) were either forfeited or cancelled during the six months ended June 30, 2006. Accordingly, the Company expects options granted prior to 2005 to vest in accordance with their original vesting schedules and options granted to employees during 2005 to vest at the rate of 50% per annum. The Company is currently undergoing substantial changes in the nature of its business and will prospectively monitor employee terminations. The Company will adjust its assumptions relating to its expectations of future vesting and terms of options at such times that additional data indicates that changes in these assumptions are necessary. Expected volatility is principally based on the historical volatility of the Company's stock.

     A summary of option activity for the six months ended June 30, 2006 is as follows:

                                                          WEIGHTED-
                                             WEIGHTED-     AVERAGE
                                              AVERAGE     REMAINING    AGGREGATE
                                             EXERCISE    CONTRACTUAL   INTRINSIC
OPTIONS                            SHARES      PRICE        TERM         VALUE
-------                            -------   ---------   -----------   ---------
Outstanding at January 1, 2006 ..  784,500     $1.34      8.5 years
Granted .........................   60,000     $1.20        2 years
Exercised .......................        -
Forfeited or expired ............  164,500     $1.57        2 years
                                   -------
Outstanding at June 30, 2006 ....  680,000     $1.25      1.8 years    $150,000
                                   =======
Exercisable at June 30, 2006 ....  393,333     $1.55      8.5 years       Nil

     The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 amounted to $1.20 and $ 1.27, respectively. There have been no exercises of stock options to date.

     As of June 30, 2006, the Company has $250,998 of unrecognized compensation cost related to non-vested share-based compensation arrangements, which represents the fair value of stock options that the Company accounted for under APB 25 through December 31, 2005. These costs are expected to be recognized over a weighted-average period of five years.

24. SUBSEQUENT EVENTS

     Bank Credit Standstill Agreement
     --------------------------------

         Under the Teckn-O-Laser entities, the Company has outstanding loans with National Bank of Canada (the "Bank). The Company was required to comply with certain financial ratios under the terms of the loans. As of December 31, 2005 and subsequent periods including the present, the Company has not been in compliance with one of those ratios. On January 31, 2006 the Company entered into a Standstill Agreement (the "Agreement") with the Bank whereby the Bank agreed to suspend its rights under the loans until April 30, 2006. On May 1, 2006, the Company signed an extension to the standstill agreement under the same terms as the original agreement extending to July 31, 2006. On July 28, 2006 the Company signed a second extension to the Standstill Agreement extending the period until August 11, 2006.

         On August 15, 2006 the Company filed a Notice of Protection under the provision of paragraph 50.4(1) of the Companies' Creditors Arrangement Act, of Canada whereunder the Company is required to file a plan of arrangement with the courts within 30 days. Under this Arrangement the Company has an agreed with the National Bank of Canada (the "Bank") that the proceeds from of any collected accounts receivable will be used exclusively to the reduction and to the payment of any sum owed to the Bank, and to the payment of current purchases made and expenses incurred subsequent to the filing of the notice of Intention and necessary to maintain Teckn-o-laser's operations. The Company is obligated to pay all costs of the Bank associated with this Arrangement including fees to the Bank equal to $6,250 per week for the first four weeks and $10,000 per week for the remaining two weeks. It is the intention of all parties, based on the cash flow projections, that the Bank will be paid out in full within approximately six weeks.

         The Company, with the consent and support of the Bank, has engaged RMS Richter Inc. to assist senior management of the Company in preparing the Plan of Arrangement. The Company can provide no assurances that the Plan of Arrangement would be accepted by the creditors nor that the Tecknolaser will be able to continue as a going concern.

     Proposed Financing Transaction
     ------------------------------

         On July 31, 2006 the Company executed a term sheet with respect to its proposed issuance of a $2,500,000, 2 year convertible debenture. The proceeds from the issuance of this debenture would be used, in part, to repay any remaining amounts due to the Bank. The completion and closing of the sale of the debenture is subject, among other things, to the lender's completion of due diligence. The Company cannot provide any assurance that it will complete this financing transaction.

     Sale of Assets
     --------------

         On August 4, 2006 the Company sold to Turbon certain assets for an aggregate price of approximately $2,808,600 consisting of approximately $1,808,600 in Inventory and Tangible Property, plus $1,000,000 which was allocated to the Assumed Contracts and customer lists comprising part of the Assets sold. At closing, approximately $1,926,500 was used to pay down part of the outstanding balance due to Turbon under an outstanding credit line between the Company and Turbon. The balance of the Purchase Price in the amount of approximately $882,100 was paid to National Bank of Canada to reduce the Companys outstanding loan balance with National Bank of Canada. The asset sold under this transaction have been classified as "Assets held for resale" on the balance sheet.

     Supply Agreement
     ----------------

         Simultaneously with the closing of the Purchase Agreement, the Company entered into a Supply Agreement and Trademark License Agreement with Turbon. Pursuant to the Supply Agreement, unless otherwise agreed to in writing by Turbon, TOLG will exclusively purchase from Turbon its requirements for Products, or substantially similar products, to be sold to its customers provided that such Products comply with the specification, price, technology, and delivery standards set forth in the Supply Agreement. Pursuant to the Trademark License Agreement, Teckn-O-Laser Company granted Turbon a worldwide, royalty free, exclusive license (the "Licensed Rights") to use certain common law and registered trademarks and tradenames in connection with the sale of the Products.

     Debt Conversion
     ---------------

         Subsequent to the quarter-end the Company reached an agreement to convert the acquisition debt of $2,290,678 into equity resulting in the agreement to issue 4,581,355 common shares. In addition the Company also reached agreement to convert the $600,000 shareholder loan into equity resulting in the agreement to issue 2,000,0000 common shares. The legal agreements are being prepared for execution shortly.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Report.

SIX  MONTHS ENDED JUNE 30, 2006 AS
COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

REVENUES - Total revenues decreased to $13,202,949 for the six months ended June 30, 2006, compared to $13,746,420 for the same period last year. This decrease was due to a decrease in volume of units shipped and a price decline of approximately 2% over the same period last year. We continue to focus on our cost structure and continue to make the changes needed to compete within the industry.

GROSS PROFIT - Gross profit decreased to $2,041,221 for the six months ended June 30, 2006, compared to $3,850,269 for the same period last year. In addition, the gross profit margin decreased over the same period from 28% to 15%. A large part of the decrease directly relates to the drop in revenues over the prior year and during the second quarter inventory was written down by approximately $400,000 to reduce the amount of overhead that had been charged as a result of the sale of a portion of our inventory to Turbon. As a result of the increased costs of producing in house, subsequent to the quarter we announced that we have begun the process to close and outsource 100% of our production needs to Turbon. It is estimated by September 2006 we will have ceased all in house production.

OPERATING EXPENSES - Operating expenses increased to $10,806,898 for the six months ended June 30, 2006, compared to $3,168,426 for the same period last year. During the quarter we took a charge of $4,306,298 related to the writedown of certain intangibles including Goodwill. During the quarter we expensed $623,178 related to the net present value of future lease payments related to the leases on two facilities which we are no longer occupying the locations. Salaries and compensation decreased reflecting the restructuring started in December 2005. Sales and administrative expenses increased 1,743,968 over the same period last year. The increase was due to an increase in outgoing freight of approximately $278,000, and an increase in legal and professional fees of approximately $142,304, combined with the change in the exchange rate from US$ into CDN$. Sales and administrative expenses are expected to be reduced due to changes in the way we handle freight costs (some customers will be charged on smaller orders) and as a result of our cost restructuring discussed above. Depreciation and amortization increased $469,426 over the same period last year. This is due to having allocated a portion of the purchase price of Tecknolaser for the amortizable intangible assets of $223,333 which was nil for the same period last year. At present we have no material commitments for capital expenditures.

EXTINGUISHMENT OF DEBT - We performed our analysis of the convertible debt, from Barrington Bank, under the guidelines of the applicable accounting pronouncements and determined that the modification resulting from the change in conversion price and interest rate was substantial. Accordingly, we recorded a gain on the extinguishment of the debt prior to the modification in the amount of $460,693. The difference between the carrying value of the modified instrument and its mandatory redemption amount is being accreted as interest expense over the remaining term of the loan. Accretion of the discount amounted to $47,989 during the quarter ended June 30, 2006 and is included as a component of interest expense in the accompanying statement of operations. In addition, interest expense also includes $66,667 of deferred financing costs written off as part of the extinguishment of the debt.

NET INCOME - As a result of the above, the Company recorded a net loss of $11,336,561(including the gain of $460,693 discussed above) for the six months ended June 30, 2006, compared with net income of $324,068 for the same period last year.

LIQUIDITY AND FINANCIAL CONDITION

At June 30, 2006, we had a working capital deficiency of $ 13,802,444 ($11,677,103) excluding liabilities from discontinued operations) and we were not in compliance with certain covenants under our line of credit obligation and certain of our term loans described in Note 10 to our June 30, 2006 condensed consolidated financial statements. As of December 31, 2005 and subsequent periods including the present, we were not in compliance with one of those ratios. On January 31, 2006 we entered into a Standstill Agreement (the "Agreement") with the Bank whereby the Bank agreed to suspend its rights under the loans until April 30, 2006. On May 1, 2006, we signed an extension to the standstill agreement under the same terms as the original agreement extending to July 31, 2006. On July 28, 2006 we signed a second extension to the Standstill Agreement extending the period until August 11, 2006.

On August 15, 2006 our subsidiary filed a Notice of Protection under the provision of paragraph 50.4(1) of the Companies' Creditors Arrangement Act, of Canada whereunder our subsidiary is required to file a plan of arrangement with the courts within 30 days. Under this Arrangement we agreed with the National Bank of Canada (the "Bank") that the proceeds from of any collected accounts receivable will be used exclusively to the reduction and to the payment of any sum owed to the Bank, and to the payment of current purchases made and expenses incurred subsequent to the filing of the notice of Intention and necessary to maintain Teckn-o-laser's operations. We are obligated to pay all costs of the Bank associated with this Arrangement including fees to the Bank equal to $6,250 per week for the first four weeks and $10,000 per week for the remaining two weeks. It is the intention of all parties, based on the cash flow projections, that the Bank will be paid out in full within approximately six weeks. We cannot provide any assurance that we will repay the Bank within this time frame or that we will not incur additional fees for any time period that may extend beyond this time period. We are also obligated to reimburse the Bank for any costs it incurs in connection with its recovery of these loans.

We have, with the consent and support of the Bank, engaged RMS Richter Inc. to assist our senior management in preparing the Plan of Arrangement. We can provide no assurances that the Plan of Arrangement would be accepted by the creditors nor that the Tecknolaser will be able to continue as a going concern.

In addition to the above, Tecknolasers's filing for protection from its creditors constitutes an event of default under its Convertible Note Agreement with Barrington Bank (Note 16), equipment financing obligations (Note 13) and $5.6 million credit facility (Note 12) with Turbon A.G. ("Turbon"). The credit facility with Turbon is secured by shares of Turbon stock that we hold for investment purposes (Note 20). Barrington Bank, the lenders under the equipment financing obligations and Turbon each have the right to demand repayment of these loans at anytime. An immediate demand for repayment by any of these lenders would have a further material adverse on our liquidity and financial condition.

Our ability to recover our assets and continue our operations is dependent upon our ability to raise additional capital and generate revenue and operating cash flow through the execution of our business plan. There can be no assurance that we will be successful in our efforts to operate the Tecknolaser Group or any other prospective acquiree businesses profitably. We also cannot provide any assurance that we will obtain the financing we need to sustain the business until such time that we are able to generate sufficient revenue and operating cash flow through the operations of the Tecknolaser Group or other prospective acquiree businesses. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of liabilities that might be necessary should we be unable to continue as a going concern.

The closing of the transaction with Turbon related to the sale of certain customers as well as inventory and assets allows the Company to focus on certain areas of sales and move away from manufacturing. Under the supply agreement all products will be sourced from Turbon and all production will cease within our facilities. This allows us to leverage on Turbon's cost structure and eliminate our inefficiencies in production. After this transaction revenues are estimated to be in the $8-$10 million range annually. Due to the filing for protection in our subsidiary we can provide no assurances as to the impact on our future revenues or overall profitability.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 18, 2006, related to a portion of the litigation outstanding with our prior CEO, a judgment of $284,451.77 was entered against us for a portion of the litigation related to the promissory note which was due to the former CEO as noted in our balance sheet as approximately $172,988. We plan to have the judge reconsider this judgment and reinstate our claim in relation to this matter. This judgment relates only to a portion of the case directly related to the note and has not addressed the damages caused by the CEO by his actions against us. We will ask the court to hold this judgment based on the remaining litigation to be heard. We cannot, however, provide any assurances as to the outcome of our litigation nor to the success of having the judgment noted above overturned. We are in the process of retaining new legal counsel to handle these matters. For a discussion of our outstanding legal proceedings reference is made to Item 3 of our Form 10-KSB for the year ended December 31, 2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold by us during the quarter ended June 30, 2006.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Through our Teckn-O-Laser entities, we have outstanding loans with National Bank of Canada (the "Bank"). As of August 7, 2006, we owed the Bank approximately US$930,000 (approximately CDN$1,040,000) in principal and interest under such loans. The loans are secured by a first ranking lien on the remaining assets of our Teckn-O-Laser entities and are guaranteed by us.

We had previously entered into a Standstill Agreement with the Bank on January 31, 2006 which was amended and extended on May 1, 2006. On July 31, 2006 or sooner, if we did not fully comply with the conditions set forth in the Standstill Agreement, as amended, the Bank was to again have the right to demand immediate repayment of the loans.

The financial institution that had provided us with letter of interest and a letter of offer to enable us to pay off the loans subsequently postponed such offer and we were unable to pay off the bank loans by July 31, 2006.

On July 28, 2006 we entered into a second amendment to the Standstill Agreement pursuant to which we have been granted until 5:00 PM on August 11, 2006 (the "Repayment Date") to repay all of the principal and interest due under the loans with the Bank. If we fail to make payment by such Repayment Date, the Bank has advised us that it will not further extend the time limit for repayment and will at such time realize on its security interest in the Teckn-O-Laser assets. Pursuant to the second amendment, we agreed to pay the Bank, tolerance and postponement fees of CDN$50,000. We further agreed to pay the Bank's legal fees related to the amendment together with related service fees. Except as specifically provided in the second amendment, the Standstill Agreement continues with full force and effect. The Bank agreed not to require the payment of the monthly penalty fee for August 2006 otherwise due August 1, 2006 in the event the loans are fully repaid by August 11, 2006.

On July 31, 2006 we executed a term sheet with regard to the prospective sale by us to a lender of a $2,500,000, 2 year convertible debenture. The proceeds from such sale would be used in part to pay down our remaining loan balance with the Bank. The completion and closing of the sale of the debenture is subject, among other things, to the lender's completion of due diligence. No assurance can be given that the debenture sale will be completed, or that, if completed, it will be done so in a timely manner that will allow us to pay off our loan with the Bank on or before August 11, 2006.

On August 15, 2006 we filed a Notice of Protection under the provision of paragraph 50.4(1) of the Companies' Creditors Arrangement Act, of Canada whereunder we are required to file a plan of arrangement with the courts within 30 days. Under this Arrangement we have agreed with the National Bank of Canada (the "Bank") that the proceeds from of any collected accounts receivable will be used exclusively to the reduction and to the payment of any sum owed to the Bank, and to the payment of current purchases made and expenses incurred subsequent to the filing of the notice of Intention and necessary to maintain Teckn-o-laser's operations. We are obligated to pay all costs of the Bank associated with this Arrangement including fees to the Bank equal to $6,250 per week for the first four weeks and $10,000 per week for the remaining two weeks. It is the intention of all parties that the Bank be paid out in full within the next six weeks.

We have, with the consent and support of the Bank, engaged RMS Richter Inc. to assist senior management in preparing the Plan of Arrangement.

ITEM 5.  OTHER INFORMATION

On August 4, 2006 our subsidiaries Teckn-O-Laser Global Company ("TOLG") and Tecknolaser USA, Inc. ("TOLU") completed and closed their June 20, 2006 Asset Purchase Agreement (the "Purchase Agreement"), as amended on August 2, 2006, with Turbon International, Inc. ("Turbon"). The August 2, 2006 amendment principally involved a reallocation of our use of the Purchase Price (as defined below) and a revision to the termination provision of the Purchase Agreement. Pursuant to the Purchase Agreement, TOLG and TOLU, hereinafter singly referred to as "Seller" and collectively referred to as "Sellers", sold to Turbon certain assets of Sellers (the "Acquired Assets") used or useful in the operation of the segment of Sellers' businesses (the "Designated Business") that sells and distributes laser cartridges and other related imaging consumables (collectively the "Products) to certain original equipment manufacturers, contract manufacturers, dealers, remanufacturers, wholesalers, buying groups, dealer networks and retailers. The Acquired Assets consisted of certain tangible property ("Tangible Property"), inventory ("Inventory") and assumed contracts ("Assumed Contracts") of Sellers.

As consideration for the Acquired Assets and the Licensed Rights (as defined below), Turbon paid Sellers an aggregate of approximately $2,808,600 consisting of approximately $1,808,600 in Inventory and Tangible Property, plus $1,000,000 which was allocated to the Assumed Contracts and customer lists comprising part of the Acquired Assets (collectively, the "Purchase Price"). At closing, approximately $1,926,500 was used to pay down part of the outstanding balance due to Turbon under an outstanding credit line between us and Turbon. The balance of the Purchase Price in the amount of approximately $882,100 was paid to National Bank of Canada to reduce our outstanding loan balance with National Bank of Canada. In addition, National Bank of Canada and Barrington Bank International Limited, another secured lender, each granted its consent to the sale of the Acquired Assets and released of its lien on the Acquired Assets.

The Purchase Price remains subject to a potential post closing adjustment based upon the net revenue of Turbon attributable to the Acquired Assets during the twelve month period immediately following the closing date (the "Period Revenue"). To the extent the Period Revenue is between $13,875,000 and $16,125,000 no Purchase Price adjustment will be made. In the event Period Revenue is less than $13,875,000, the Purchase Price will be adjusted downward by an amount equal to the product of 10% multiplied by the difference between Period Revenue and $15,000,000 up to a maximum downward adjustment of $500,000. In the event Period Revenue is greater than $16,125,000, the Purchase Price will be adjusted upward by an amount equal to the product of 10% multiplied by the difference between Period Revenue and $15,000,000 up to a maximum upward adjustment of $500,000. The amount of any such upward adjustment to the Purchase Price will be paid by way of a set-off against the then-outstanding balance due to Turbon under its outstanding term loan with us. The present balance due under the term loan is $2,800,000. If no amounts are then-outstanding under the term loan, Turbon will pay the adjustment amount to the Sellers.

Simultaneously with the closing of the Purchase Agreement, we entered into a Supply Agreement and Trademark License Agreement with Turbon. Pursuant to the Supply Agreement, unless otherwise agreed to in writing by Turbon, TOLG will exclusively purchase from Turbon its requirements for Products, or substantially similar products, to be sold to its customers provided that such Products comply with the specification, price, technology, and delivery standards set forth in the Supply Agreement. Pursuant to the Trademark License Agreement, our subsidiary Teckn-O-Laser Company granted Turbon a worldwide, royalty free, exclusive license (the "Licensed Rights") to use certain common law and registered trademarks and tradenames in connection with the sale of the Products.

Effective July 25, 2006 Donald Page resigned as the Chairman of our Board of Directors. His resignation was not the result of any disagreement with us. Mr. Page has agreed to provide consulting services to us going forward with terms to be agreed upon on a project by project basis.

In June 2006 we have received an OTCBB delinquency notice from the NASD advising that we have been delinquent on two separate occasions with respect to our obligation to file reports with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as such relates to our filings for periods on or after October 1, 2005. If we do not file required reports by their due date (including applicable extensions) three times in any applicable two year period we will be subject to delisting from the NASD OTCBB and will be ineligible for quotations on the OTCBB for a period of one year. We intend to make our future filings in timely fashion to avoid delisting.

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


Dated:   August 21, 2006                Adsero Corp.

                                        By: /s/ William Smith
                                            -----------------
                                            William Smith
                                            Secretary, Treasurer, Chief
                                            Financial Officer